Form 10-Q
period 2004-09-30
METABASIS THERAPEUTICS INC
filed 2004-11-15
CIK 1053221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number 000-50785

METABASIS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0753322 (I.R.S. Employer Identification No.)

9390 Towne Centre Drive, Building 300, San Diego, CA (Address of principal executive offices)	92121 (Zip code)

(858) 587-2770

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐ Yes    ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 5, 2004 was 18,138,163

METABASIS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$32,811	$11,017
Short-term investments, available-for-sale	16,220	14,240
Accounts receivable	442	957
Other current assets	1,194	466
Total current assets	50,667	26,680

Property and equipment, net	2,225	1,727
Prepaid offering costs	—	504
Other assets	50	199

Total assets	$52,942	$29,110

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$840	$767
Accrued liabilities	2,376	2,502
Deferred rent	81	—
Deferred revenue, current portion	427	458
Current portion of capital lease obligations, net of discount	804	611
Total current liabilities	4,528	4,338

Deferred rent	—	122
Other long-term liabilities	3	4
Capital lease obligations, net of current portion and discount	1,392	1,209

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Convertible preferred stock, $.001 par value; 5,000,000 and 74,765,759 shares authorized at September 30, 2004 (unaudited) and December 31, 2003, respectively; 0 and 63,631,738 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003, respectively.	—	64
Common stock, $.001 par value; 100,000,000 and 129,840,390 shares shares authorized at September 30, 2004 (unaudited) and December 31, 2003, respectively; 18,138,163 and 1,772,608 shares issued and oustanding at September 30, 2004 (unaudited) and December 31, 2003, respectively.	18	2
Additional paid-in capital	98,435	65,255
Deferred compensation	(5,819)	(5,485)
Accumulated deficit	(45,590)	(36,393)
Accumulated other comprehensive loss	(25)	(6)
Total stockholders’ equity	47,019	23,437

Total liabilities and stockholders’ equity	$52,942	$29,110

See accompanying notes.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Metabasis Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Sponsored research	$344	$—	$1,032	$—
Milestones	—	—	4,500	1,000
License fees	125	5,768	375	7,590
Other revenue	1	69	504	213
Total revenues	470	5,837	6,411	8,803

Operating expenses:
Research and development	4,222	3,870	11,978	11,103
General and administrative	977	761	2,570	2,085
Amortization of employee stock- based compensation	439	65	1,195	167
Total operating expenses	5,638	4,696	15,743	13,355

(Loss) income from operations	(5,168)	1,141	(9,332)	(4,552)
Other income (expense):
Interest income	176	30	306	140
Interest expense	(60)	(58)	(171)	(168)
Other, net	—	1	—	3
Total interest and other income (expense)	116	(27)	135	(25)

Net (loss) income	$(5,052)	$1,114	$(9,197)	$(4,577)

Net (loss) income per share:
Basic	$(0.29)	$0.88	$(1.24)	$(3.11)
Diluted	$(0.29)	$0.76	$(1.24)	$(3.11)

Shares used to compute net (loss) income per share:
Basic	17,707	1,263	7,435	1,474
Diluted	17,707	1,458	7,435	1,474

The composition of employee stock-based compensation is as follows:
Research and development	$305	$48	$833	$120
General and administrative	134	17	362	47
	$439	$65	$1,195	$167

See accompanying notes.

Metabasis Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities
Net loss	$(9,197)	$(4,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred employee stock-based compensation	1,195	167
Amortization of deferred compensation on tendered shares	134	44
Deferred rent	(41)	(8)
Depreciation and amortization	508	404
Amortization of discount on equipment loan	10	11
Change in operating assets and liabilities:
Accounts receivable	515	(4)
Other current assets	(728)	4
Other assets	149	—
Deferred revenue	(31)	(7,633)
Accounts payable	73	(110)
Accrued liabilities and other long-term liabilities	(127)	155
Net cash flows used in operating activities	(7,540)	(11,547)

Investing activities
Purchases of short-term investments	(17,370)	(4,630)
Sales/maturities of short-term investments	15,371	8,450
Purchases of property and equipment	(1,006)	(657)
Net cash flows (used in) provided by investing activities	(3,005)	3,163

Financing activities
Issuance of common stock, net	31,973	38
Payments under capital lease obligations	(569)	(313)
Proceeds from capital lease obligations	935	762
Prepaid offering costs	—	(153)
Net cash flows provided by financing activities	32,339	334
Increase (decrease) in cash and cash equivalents	21,794	(8,050)
Cash and cash equivalents at beginning of year	11,017	12,080
Cash and cash equivalents at end of period	$32,811	$4,030

Supplemental schedule of noncash investing and financing activities:
Shares tendered from stockholders for repayment of the principal and accrued interest of stockholder loans	$—	$514
Conversion of convertible preferred stock to common stock upon initial public offering	$64	$—

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, see the financial statements and notes thereto for the year ended December 31, 2003 included in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission on June 15, 2004.

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

2.     Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock options. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized. In conjunction with the Company’s initial public offering completed in June 2004, the Company reviewed its historical exercise prices through June 15, 2004 and, as a result, revised the estimate of fair value for the stock underlying all stock options granted subsequent to June 30, 2002. With respect to employee and director options granted, the Company has deferred stock compensation balances of $5,331,000 and $4,862,000 at September 30, 2004 and December 31, 2003, respectively, for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. The weighted average exercise price for the 930,000 options granted to the Company’s employees and directors during July 2002 through June 15, 2004 was $1.46. Deferred stock compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years. Compensation expense related to stock options granted to the Company’s employees and directors was $439,000 and $65,000 for the three months ended September 30, 2004 and 2003, respectively and $1.2 million and $167,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income or loss were estimated at the date of grant using the minimum-value method for all grants made through June 15, 2004, the effective date of the Company’s registration statement for its initial public offering, and the Black-Scholes method thereafter. The Company became a public company on June 16, 2004, and accordingly began using the Black-Scholes valuation model in accordance with SFAS No. 123. The minimum-value method and the Black-Scholes valuation model were developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee and director stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, these existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee and director stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such stock options. The Company’s pro forma information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net (loss) income as reported	$(5,052)	$1,114	$(9,197)	$(4,577)

Add: Stock-based employee compensation expense included in reported net (loss) income	439	65	1,195	167

Deduct: Stock-based employee compensation expense determined under fair value method	(562)	(83)	(1,319)	(237)

Pro forma net (loss) income	$(5,175)	$1,096	$(9,321)	$(4,647)

Net (loss) income per share:
Basic	$(0.29)	$0.88	$(1.24)	$(3.11)
Diluted	$(0.29)	$0.76	$(1.24)	$(3.11)

Pro forma net (loss) income per share:
Basic	$(0.29)	$0.87	$(1.25)	$(3.15)
Diluted	$(0.29)	$0.75	$(1.25)	$(3.15)

3.     Comprehensive Income or Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income or loss, including net income or loss, be reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive income or loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net (loss) income	$(5,052)	$1,114	$(9,197)	$(4,577)

Unrealized (loss) gain on available for-sale investments	(11)	(4)	(19)	2

Comprehensive (loss) income	$(5,063)	$1,110	$(9,216)	$(4,575)

4.     Net Income or Loss Per Share

The Company calculated net income or loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Common shares issued for nominal consideration (as defined), if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

        The pro forma shares used to calculate pro forma basic and diluted EPS represent basic and diluted EPS, increased by the weighted average number of shares outstanding assuming conversion of all outstanding shares of preferred stock into shares of common stock using the as-of converted method as of the beginning of the period or the date of issuance, if later.

Actual and pro forma basic and diluted net income or loss per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Actual:
Numerator:
Net (loss) income	$(5,052)	$1,114	$(9,197)	$(4,577)

Denominator:
Weighted average common shares	18,140	1,741	7,868	1,715
Weighted average unvested common shares subject to repurchase	(433)	(478)	(433)	(241)

Weighted average common shares - basic	17,707	1,263	7,435	1,474
Net effect of dilutive securities*
Stock options	—	195	—	—
Weighted average common shares - diluted	17,707	1,458	7,435	1,474

Net (loss) income per share:
Basic	$(0.29)	$0.88	$(1.24)	$(3.11)
Diluted	$(0.29)	$0.76	$(1.24)	$(3.11)

* The net effect of dilutive stock options was not assumed for certain periods as the result would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Pro forma:
Numerator:
Pro forma net (loss) income	$(5,052)	$1,114	$(9,197)	$(4,577)

Denominator:
Weighted average common shares - basic	17,707	1,263	7,435	1,474
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	7,088	6,973	7,088
Pro forma shares used to compute basic net (loss) income per share	17,707	8,351	14,408	8,562

Weighted average common shares - diluted	17,707	1,458	7,435	1,474
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	7,088	6,973	7,088
Pro forma shares used to compute diluted net (loss) income per share	17,707	8,546	14,408	8,562

Pro forma net (loss) income per share:
Basic	$(0.29)	$0.13	$(0.64)	$(0.53)
Diluted	$(0.29)	$0.13	$(0.64)	$(0.53)

5.     Milestone Revenues

        In March 2004, the Company earned $3.5 million for the achievement of the third developmental milestone under its collaboration agreement with Sankyo Company, Ltd, and in April 2004, the Company earned the second of two $1.0 million payments upon achievement of the second developmental milestone under its collaboration with Valeant Pharmaceuticals International.

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

Convertible Preferred Stock

        Effective immediately prior to the initial closing of the Company’s initial public offering, shares of outstanding subordinated and Series A, C, D and E convertible preferred stock then outstanding were automatically converted into 11,043,949 shares of common stock.

Stock Split

        On May 10, 2004, the Company effected a 1-for-6.075 reverse stock split of the outstanding common stock. The accompanying financial statements and these notes give retroactive effect to the reverse stock split for all periods presented.

Incentive Plans

        On June 21, 2004, the Company completed the following actions:

•                  the amendment and restatement of the Amended and Restated 2001 Equity Incentive Plan with a reserve of 2,213,995 shares of common stock,

•                  the creation of the 2004 Non-Employee Directors’ Stock Option Plan with a reserve of 300,000 shares of common stock, and

•                  the creation of the 2004 Employee Stock Purchase Plan with a reserve of 500,000 shares of common stock.

7.     New Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF Issue No. 03-1 were effective for the Company’s third quarter of fiscal 2004 and subsequent fiscal periods and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s fiscal year ending 2004 and subsequent fiscal periods. The adoption of EITF Issue No. 03-1 did not have a material effect on results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis together with our unaudited financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and notes to those statements as of and for the year ended December 31, 2003 included with our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, on June 16, 2004. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

        We have incurred annual net losses since inception. As of September 30, 2004, our accumulated deficit was approximately $45.6 million. We expect to incur substantial and increasing losses for the next several years as we:

•                  continue to develop current and future clinical development candidates,

•                  commercialize our product candidates, if any, that receive regulatory approval,

•                  continue and expand our research and development programs, and

•                  acquire or in-license products, technologies or businesses that are complementary to our own.

        We have a limited history of operations and, to date, we have not generated any product revenues. In addition to our initial public offering in June 2004, we have financed our operations and internal growth through private placements of preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments and equity investments from our collaborative partners. We have received additional funding through equipment financing arrangements and Small Business Innovation Research, or SBIR, grants.

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

        Our business is subject to significant risks, including the risks inherent in our ongoing clinical trials and the regulatory review and approval process, the results of our research and development efforts, reliance on third parties for the development and commercialization of our product candidates, competition from other products and uncertainties associated with obtaining and enforcing patent rights.

Research and Development

        Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, costs associated with pre-clinical development and clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred.

        Our research and development activities are primarily focused on the clinical trial of MB07133, the further advanced pre-clinical development of MB07803, and the research and development of the lead compounds in our other research programs. In September 2003, we initiated a Phase I clinical trial of MB07133 in the U.S. and Asia. We are responsible for all costs incurred in our research programs with the exception of the hepatitis C program partnered with Merck. Under the terms of our collaboration agreement with Merck, we had received approximately $1.4 million in research funding through September 30, 2004. Sankyo Company, Ltd. and Valeant are responsible for the costs of clinical development of CS-917 and remofovir, respectively.

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

        The lengthy process of seeking regulatory approvals for our product candidates, and the compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material unfavorable effect on our results of operations. We cannot be certain when any net cash inflow due to sales of any of our current product candidates will commence.

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

        Clinical Trial Expenses.     Our clinical trials are often conducted under contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the actual level of patient enrollment and activity according to the protocol. Other incidental costs related to patient enrollment are accrued when known. If contracted amounts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our accruals accordingly on a prospective basis.

Recently Issued Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF Issue No. 03-1 were effective for our third quarter of fiscal 2004 and subsequent fiscal periods and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for our fiscal year ending 2004 and subsequent fiscal periods. The adoption of EITF Issue No. 03-1 did not have a material effect on results of operations and financial condition.

Results of Operations

 Comparison of the Three Months Ended September 30, 2004 and 2003

        Revenues.    Revenues were $0.5 million for the three months ended September 30, 2004, compared with $5.8 million for the three months ended September 30, 2003. The $5.3 million decrease was mainly due to a decline in license fee revenue of approximately $5.6 million attributable to an exclusive option agreement we entered into with Sankyo in October 2002 and completed in the third quarter of 2003. This decrease was partially offset by a $344,000 increase in sponsored research resulting from the initiation in 2004 of the research portion of our collaboration agreement with Merck.

        Research and Development Expenses.    Research and development expenses were $4.2 million for the three months ended September 30, 2004, compared with $3.9 million for the three months ended September 30, 2003. The $352,000 increase was mainly due to a $217,000 increase in development expenses related to MB07133.

        General and Administrative Expenses.    General and administrative expenses were $977,000 for the three months ended September 30, 2004, compared with $761,000 for the three months ended September 30, 2003. The $216,000 increase reflected mainly an increase in professional services expense of $81,000 and higher payroll and related benefits costs of $70,000.

          Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded amortization of deferred stock-based compensation of approximately $439,000 and $65,000 for the three months ended September 30, 2004 and 2003, respectively. We anticipate recording amortization of stock-based deferred compensation expense of approximately $527,000, $1.9 million, $1.9 million, $1.4 million and $128,000 for the three months ended December 31, 2004 and the years ended December 31, 2005, 2006, 2007 and 2008, respectively.

        Other Income, Net.    Net interest income was $116,000 for the three months ended September 30, 2004, compared to net interest expense of $27,000 for the three months ended September 30, 2003. The $143,000 net increase was mainly due to higher invested cash resulting from the proceeds of our initial public offering in June 2004.

 Comparison of the Nine Months Ended September 30, 2004 and 2003

        Revenues.    Revenues were $6.4 million for the nine months ended September 30, 2004, compared with $8.8 million for the nine months ended September 30, 2003. The $2.4 million decrease was mainly due to a decline in license fee revenue of approximately $7.2 million attributable to an exclusive option agreement we entered into with Sankyo in October 2002 and completed in the third quarter of 2003. This decrease was partially offset by higher milestone revenue in the current year period, which included $3.5 million earned under our collaboration agreement with Sankyo. Additionally, we realized a $1.0 million increase in sponsored research resulting from the initiation in 2004 of the research portion of our collaboration agreement with Merck, and a $291,000 increase in other revenue mainly due to a SBIR grant awarded to us in September 2003.

        Research and Development Expenses.    Research and development expenses were $12.0 million for the nine months ended September 30, 2004, compared with $11.1 million for the nine months ended September 30, 2003. The $875,000 increase was mainly due to increased spending of $437,000 in payroll and related benefits, a $352,000 increase in clinical studies expense related to MB07133, and a $133,000 increase in lab supplies expense. These increases were partially offset by a $290,000 decrease in external services primarily related to MB07133.

        General and Administrative Expenses.    General and administrative expenses were $2.6 million for the nine months ended September 30, 2004, compared with $2.1 million for the nine months ended September 30, 2003. The $485,000 increase was primarily due to payroll and related benefits.

          Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded amortization of deferred stock-based compensation of approximately $1.2 million and $167,000 for the nine months ended September 30, 2004 and 2003, respectively.

        Other Income, Net.    Net interest income was $135,000 for the nine months ended September 30,

2004, compared to net interest expense of $25,000 for the nine months ended September 30, 2003. The $160,000 net increase was mainly due to higher invested cash resulting from the proceeds of our initial public offering in June 2004.

Liquidity and Capital Resources

        On June 21, 2004, we completed an initial closing of our initial public offering in which we sold 5,000,000 shares of common stock for proceeds of $30.7 million, net of underwriting discounts and commissions and offering expenses. In addition, on July 20, 2004, we completed an additional closing of our initial public offering in which we sold an additional 75,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds of $0.5 million, net of underwriting discounts and commissions. Prior to our initial public offering, we financed our operations and internal growth primarily through private placements of preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments and equity investments from our collaborative partners. Additional funding has come through equipment financing arrangements and via our receipt of SBIR grant funds.

        As of September 30, 2004, we had financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $3.8 million, of which $2.2 million was outstanding at that date. During 2004, we had financed under these loans the purchase of equipment totaling approximately $935,000. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.6% to 12.1%, and are due in monthly installments through July 2008. Additionally, we have received cumulative SBIR grant funding of approximately $1.2 million through September 30, 2004.

        As of September 30, 2004, we had $49.0 million in cash and cash equivalents and short-term investments available-for-sale as compared to $25.3 million as of December 31, 2003, an increase of $23.7 million. The increase mainly reflected net proceeds of $31.2 million raised following our initial public offering in June 2004, partially offset by net cash used in operations of $7.5 million due largely to our net operating loss of $9.2 million.

        We anticipate investing approximately $0.5 million for the three months ending December 31, 2004 for capital equipment and leasehold improvements necessary to support our future growth.

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

        We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next twelve months.

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

        As of September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

        Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  We discuss these risks in greater detail in the “Risk Factors” section below and in our other filings with the Securities and Exchange Commission, including our prospectus filed pursuant to Rule 424(b)(4) of the Securities Act of 1933 on June 16, 2004.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Related to our Business

We are dependent on the success of one or more of our three current product candidates, and we cannot be certain that any of them will receive regulatory approval or be commercialized.

        We have expended significant time, money and effort in the development of our three current product candidates, CS-917, remofovir and MB07133. CS-917 demonstrated it was capable of significantly lowering blood glucose levels in two recently completed Phase II clinical trials in type 2 diabetics. Likewise, results of a study in patients treated with remofovir have provided a preliminary indication of efficacy. However, our product candidates will require additional development, clinical trials and regulatory clearances before they can be commercialized. Positive results from pre-clinical studies and early clinical trials do not necessarily mean later clinical trials will succeed. Before we can market these product candidates or MB07133, we will need to demonstrate that they are safe and effective in humans, and we will also need to obtain necessary marketing approval from the FDA, or similar foreign regulatory agencies. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue our product candidates through the clinical trial process. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

        To receive regulatory approval for the commercialization of CS-917, remofovir, MB07133 or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA in the U.S. and other regulatory agencies elsewhere in the world. In order to support marketing approval, these agencies typically require successful results in one or more Phase III clinical trials, which our current product candidates have not yet reached and may never reach. Clinical testing is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

        Success in pre-clinical testing and early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. Our clinical experience with our product candidates is limited with tests in only a small fraction of the number of patients that will likely need to be studied to gain regulatory approval of these product candidates. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these product candidates.

        The targeted endpoints for clinical trials of CS-917 and remofovir have been, and will continue to be, established by Sankyo and Valeant, respectively, with collaboration from us in the case of remofovir. We are solely responsible for establishing the targeted endpoints for clinical trials of MB07133. These targeted endpoints may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, pre-clinical and clinical data can be interpreted in different ways, and the FDA or other foreign regulatory agencies may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the commercialization of these product candidates.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization.

        The inhibition of gluconeogenesis, a metabolic pathway in the liver that is responsible for the excessive production of glucose by patients with type 2 diabetes, can cause elevated levels of lactic acid, or lactate, which, if high and sustained, under certain conditions can lead to lactic acidosis, a serious and potentially fatal condition. Certain pre-clinical trials have shown that CS-917 raises lactate levels two- to three-fold in some but not all animal models at glucose lowering doses. In a 14-day Phase II study of CS-917, two patients treated with the highest dose of CS-917, 400 milligrams, exhibited lactate levels above the normal range on each day they received CS-917. Lactate levels in both patients returned to normal levels prior to administration of the next scheduled dose. The other six patients in this dose group as well as patients administered lower doses of CS-917 showed lactate levels within the normal range. In a 28-day Phase II study of CS-917, isolated instances of lactate elevation significantly above the normal range were seen in some patients in both CS-917 and placebo treated groups over the course of the 28 days. No patient exhibited sustained lactate levels significantly above the normal range over a period of consecutive days during the study. However, one patient who received 200 milligrams of CS-917 twice a day was withdrawn from the study by the investigator on day 15 due to concerns over consistently elevated lactate levels measured the previous day. Notwithstanding these early findings, we believe the pre-clinical and early clinical data suggests that a separation between those doses that effectively lower glucose levels from those doses that may cause significant and persistent lactic acid elevations above the normal range can be defined; however, we have not yet fully proven this separation and may not be able to do so. If we are unable to define this separation, it may prevent regulatory approval or commercialization.

        It is also possible that CS-917 may cause other side effects. In certain pre-clinical studies, as expected based on the mechanism of the compound, fasted animals treated with CS-917 showed pronounced hypoglycemia, a condition involving abnormally low blood glucose levels that can lead to coma or death. Hypoglycemia has been observed in one patient participating in a study that involved multi-day administration of the highest dose tested to date in patients (400 milligrams twice a day). This dose is above what is expected to be used in Phase III clinical trials if warranted, however, we cannot yet rule out the possibility that CS-917 may increase a patient’s susceptibility to hypoglycemia, including the potential for severe hypoglycemia, by inhibiting gluconeogenesis and/or decreasing other glucose-producing mechanisms in the body, especially in elderly patients who are already prone to develop this condition. Some rodent models of diabetes studied in pre-clinical trials of CS-917 demonstrated, at glucose lowering doses, increased levels of fat molecules known as triglycerides, which are associated with an increased risk of cardiovascular disease. Elevated triglyceride levels have not been observed in clinical trials of CS-917 to date. Other side effects observed during early clinical trials of CS-917 included nausea and vomiting.

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

        We have entered into collaborations with Sankyo and Valeant for the development and commercialization of CS-917 and remofovir, respectively. We have also entered into a collaboration with Merck to seek new products for the treatment of hepatitis C infection. Sankyo and Valeant have agreed to finance the clinical trials for these product candidates and, if they are approved, manufacture and market them. Accordingly, we are dependent on Sankyo and Valeant to gain FDA and other foreign regulatory agency approval of, and to commercialize, CS-917 and remofovir. Although our collaboration with Merck has not yet yielded a product candidate, should it be successful, we will be dependent on Merck for further development and commercialization. Also, since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may be based upon our technologies, including MB07133, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these potential products. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all.

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

        Our agreement with Sankyo contains certain rights and restrictions regarding our access to and use of confidential data and information generated by Sankyo. We are developing a second generation gluconeogenesis inhibitor that Sankyo has no rights to and that may be a direct competitor to CS-917. Because of this and with our consent, the transfer of confidential information and data related to CS-917 from Sankyo has already been reduced and we expect that further reductions in information flow will occur. This situation may limit our ability to provide information regarding clinical results unless they are publicly released by Sankyo, may limit our ability to influence decisions made at Sankyo regarding CS-917, may limit our ability to accurately track Sankyo’s diligence on the development program and could lead to disagreements between Sankyo and us.

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

        Our agreement with Sankyo contains certain rights and restrictions regarding our access to and use of confidential data and information generated by Sankyo. We are developing a second generation gluconeogenesis inhibitor that Sankyo has no rights to and that may be a direct competitor to CS-917. Because of this and with our consent, the transfer of confidential information and data related to CS-917 from Sankyo has already been reduced and we expect that further reductions in information flow will occur. This situation may limit our ability to provide information regarding clinical results unless they are publicly released by Sankyo, may limit our ability to influence decisions made at Sankyo regarding CS-917, may limit our ability to accurately track Sankyo’s diligence on the development program and could lead to disagreements between Sankyo and us.

Our efforts to discover product candidates beyond CS-917, remofovir and MB07133 may not succeed, and any product candidates we recommend for clinical development may not actually begin clinical trials.

        We intend to use our proprietary NuMimetic and HepDirect technologies and our knowledge and expertise to discover, develop and commercialize new products for the treatment of metabolic diseases linked to pathways in the liver and the treatment of liver diseases. Our goal is to expand our clinical development pipeline by recommending new drug compounds for clinical development. Once recommended for clinical development, we test a candidate to determine manufacturing methods, to measure its toxicity in animal models and to develop a suitable dosage form. A successful candidate would then be ready for human clinical testing. However, the process of researching and discovering drug compounds is expensive, time-consuming and unpredictable. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compound suitable for recommendation for clinical development.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully meet their obligations under our agreements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

        Sankyo and Valeant are responsible for conducting clinical trials of CS-917 and remofovir, respectively. Although our collaboration with Merck has not yet yielded a product candidate, should it be successful, we will be dependent on Merck to conduct clinical trials of any resulting product candidate. We intend to rely on other third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials of MB07133 and other product candidates that we may develop for which a collaborator is not responsible for clinical development. If Sankyo, Valeant, Merck or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to clinical protocols or for other reasons, clinical trials may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

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

        The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable governmental authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of a New Drug Application, or NDA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is never guaranteed. The FDA or other foreign regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•      a product candidate may not be safe and effective,

•      FDA or other foreign regulatory agency officials may not find the data from pre-clinical testing and clinical trials sufficient,

•      the FDA or other foreign regulatory agency may not approve of our third-party manufacturers’ processes or facilities, or

•      the FDA or other foreign regulatory agency may change its approval policies or adopt new regulations.

        Any delay in obtaining, or inability to obtain, these approvals would prevent us from commercializing our product candidates.

Even if any of our product candidates receive regulatory approval, our product candidates may still face future development and regulatory difficulties.

        If any of our product candidates receive regulatory approval, the FDA or other foreign regulatory agencies may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA and other foreign regulatory agency requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

        In order to market any products outside of the U.S., we and our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse impact regarding FDA approval in the U.S., including the risk that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and adversely impact potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

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

        We are aware of many competitive products currently marketed or under development that are used to treat some of the diseases we have targeted. CS-917 will face significant competition from various formulations of metformin and products containing metformin. Metformin is a drug that, like CS-917, inhibits liver glucose production, albeit through an unknown mechanism. Because it does not cause weight gain, metformin is often prescribed as a first line therapy to obese diabetics, who are reported to comprise more than 90% of newly diagnosed type 2 diabetics. Metformin is currently marketed under the brand name Glucophage® by Bristol-Myers Squibb Company. Bristol-Myers-Squibb also markets Glucovance®, a single pill that contains both metformin and the insulin secretion enhancer glyburide. In addition, a less expensive generic form of metformin recently became available. Accordingly, unless CS-917 demonstrates a significant benefit over metformin, the price required to effectively compete with the generic form of metformin may be so low that it becomes uneconomical for us or Sankyo to market CS-917. Other competitors to CS-917 may include, but are not limited to, the insulin sensitizers Actos® (pioglitazone), co-marketed by Takeda Chemical Industries, Ltd. and Eli Lilly and Company, Avandia® (rosiglitazone), marketed by GlaxoSmithKline PLC, and other products that may be developed from time to time. GlaxoSmithKline has combined metformin and Avandia in a single pill called Avandamet®.

        Competitors to remofovir may include, but are not limited to: Intron® A (interferon alfa-2b), marketed by Schering-Plough Corporation, Epivir-HBV® and Zeffix™ (lamivudine), marketed by GlaxoSmithKline, or Hepsera (adefovir dipivoxil), marketed in the U.S. by Gilead Sciences, Inc. Remofovir and Hepsera are prodrugs of the same active drug, and therefore will directly compete. In order to effectively compete with Hepsera, remofovir will have to be significantly more beneficial or less expensive than Hepsera.

        There are no currently approved drugs for primary liver cancer. However, there are potential competitors and treatments which may include, but are not limited to: Amgen Inc., which is developing a product candidate called T67 currently in Phase II/III trials for the treatment of primary liver cancer, Eximias Pharmaceutical Corporation which is developing a product candidate called Thymitaq® currently in Phase III trials for the treatment of primary liver cancer and other products that may be developed from time to time. We will also compete with non-surgical therapies that use microscopic beads injected through a catheter directly into the liver to deliver radiation to primary liver cancer tumors, such as TheraSphere®, a product marketed by MDS Nordion, or SIR-Spheres®, a product marketed by Sirtex Medical Limited.

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

        Our ability to develop and commercialize our products depends in part on our ability to manufacture,

or arrange for collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. Sankyo and Valeant are responsible for all clinical and commercial manufacturing of CS-917 and remofovir, respectively. For example, we have relied on Raylo Chemicals, Inc. to manufacture sufficient quantities of MB07133 for use in our current clinical trial. Although none of our current product candidates has been manufactured on a commercial scale, Raylo has manufactured other companies’ products on a commercial scale. However, we have not yet determined if Raylo is capable of manufacturing our products on a commercial scale. Similarly, we rely on outside manufacturing for MB07803. We, our collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in our clinical trials and regulatory submissions, in the commercialization of our product candidates or, if any of our product candidates is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA and other foreign regulatory agencies must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability.

        We currently expect that in future clinical trials of MB07133, we will rely on Raylo to manufacture MB07133. However, we do not have long-term supply agreements with these third parties, and we may not be able to enter into new supply agreements with them in a timely manner or on acceptable terms, if at all. These third parties may also be subject to capacity constraints that would cause them to limit the amount of MB07133 or these chemicals that we can purchase. While we believe alternative sources to manufacture MB07133 and to produce chemicals needed to manufacture MB07133 are readily available, in the event we have to seek such alternative sources we will incur costs associated with identifying and qualifying one or more alternate suppliers. We cannot estimate these costs with certainty but do not expect them to be material. In addition, any resulting interruption or delay we experience in the supply of MB07133 or the chemicals needed to manufacture MB07133 may impede MB07133’s clinical development.

        In addition, we, our collaborators or other third-party manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA and other foreign regulatory agencies through their facilities inspection programs. These requirements include quality control, quality assurance and the maintenance of records and documentation. In addition, product manufacturing facilities in California are subject to licensing requirements of the California Department of Health Services and may be inspected by the California Department of Health Services at any time. We, our collaborators or other third-party manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over third-party manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.

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

        CS-917 may have to be administered several times daily. Additionally, it may result in variable drug levels in different patient populations, which could complicate its use and limit its marketability. Since CS-917 is eliminated from the body through the kidney, it may be of limited use in diabetics with kidney dysfunction. Also, CS-917 and HepDirect prodrugs such as remofovir and MB07133 may also exhibit interactions with other marketed drugs that could limit their combination with those drugs. In addition, primarily because the number of treatable patients in the U.S. with primary liver cancer is relatively small, we expect to market MB07133, if approved, at a relatively high price in the U.S. in order to generate sufficient revenues to recoup our costs and provide a return on our investment. This could prevent us from achieving market acceptance of MB07133 in the U.S. The number of treatable patients outside of the U.S. is much larger than the number of treatable patients in the U.S. However, because third party reimbursement in many of these countries is uncertain, we may be unable to recoup our costs or generate sufficient returns on our investment in these countries. If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from this product candidate and we may not become or remain profitable.

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

        Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 84 as of September 30, 2004. We will need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

        We have incurred net losses from our inception. As of September 30, 2004, we had an accumulated deficit of approximately $45.6 million. We expect to increase our operating expenses over the next several years as we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

        We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next twelve months. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

        Our research and development and manufacturing activities involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. If one of our employees was accidentally injured from the use, storage, handling or disposal of these materials, the medical costs related to his or her treatment would be covered by our workers’ compensation insurance policy. However, we do not carry specific biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources.

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

        Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 68% of our common stock as of September 30, 2004. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

        As of September 30, 2004, we had used approximately $31.2 million of the initial public offering proceeds for investments in medium-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-112437)

3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to Registration Statement File No. 333-112437)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement File No. 333-112437)

10.1	Amendment No. 1 to Sublease Agreement made as of March 18, 2004, by and between Sicor Inc. And Metabasis Therapeutics, Inc.

10.2	Amendment No. 2 to Sublease Agreement made as of September 14, 2004, by and between Sicor Inc. And Metabasis Therapeutics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	By:	/s/ John W. Beck
John W. Beck, C.P.A., Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)