Form 10-Q
period 2005-03-31
METABASIS THERAPEUTICS INC
filed 2005-05-16
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐  Yes   ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 10, 2005 was 18,183,283.

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004

Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.
Condensed Balance Sheets
(In thousands, except par value data)

	March 31, 2005	December 31, 2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,242	$10,921
Securities available-for-sale	29,936	32,934
Accounts receivable	320	525
Other current assets	1,114	1,126
Total current assets	39,612	45,506

Property and equipment, net	2,257	2,354
Other assets	153	—

Total assets	$42,022	$47,860

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$644	$864
Accrued liabilities	2,887	2,835
Deferred rent	42	67
Deferred revenue, current portion	377	—
Current portion of capital lease obligations, net of discount	784	834
Total current liabilities	4,734	4,600

Other long-term liabilities	4	4
Capital lease obligations, net of current portion and discount	1,203	1,392

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at March 31, 2005 (unaudited) and December 31, 2004, no shares issued or outstanding	—	—
Common stock, $.001 par value; 100,000 shares authorized at March 31, 2005 (unaudited) and December 31, 2004; 18,183 and 18,169 shares issued and outstanding at March 31, 2005 (unaudited) and December 31, 2004, respectively	18	18
Additional paid-in capital	98,518	98,602
Deferred compensation	(4,764)	(5,337)
Accumulated deficit	(57,600)	(51,365)
Accumulated other comprehensive loss	(91)	(54)
Total stockholders’ equity	36,081	41,864

Total liabilities and stockholders’ equity	$42,022	$47,860

See accompanying notes.

Metabasis Therapeutics, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2005	2004

Revenues:
Sponsored research	$344	$344
Milestones	—	3,500
License fees	—	125
Other revenue	53	201
Total revenues	397	4,170

Operating expenses:
Research and development	5,097	3,653
General and administrative	1,311	695
Amortization of employee stock-based compensation	429	343
Total operating expenses	6,837	4,691

Loss from operations	(6,440)	(521)
Other income (expense):
Interest income	259	63
Interest expense	(54)	(54)
Total interest and other income (expense)	205	9
Net loss	$(6,235)	$(512)

Basic and diluted net loss per share	$(0.35)	$(0.37)
Shares used to compute basic and diluted net loss per share	17,843	1,371

The composition of employee stock-based compensation is as follows:
Research and development	$297	$240
General and administrative	132	103
	$429	$343

See accompanying notes.

Metabasis Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Operating activities
Net loss	$(6,235)	$(512)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred employee stock-based compensation	429	343
Amortization of deferred compensation on tendered shares	44	44
Deferred rent	(25)	(14)
Depreciation and amortization	208	154
Amortization of discount on equipment loan	3	4
Change in operating assets and liabilities:
Accounts receivable	205	(2,827)
Other current assets	12	(25)
Other assets	(153)	—
Deferred revenue	377	253
Accounts payable	(220)	(192)
Accrued liabilities and other long-term liabilities	52	(301)
Net cash flows used in operating activities	(5,303)	(3,073)

Investing activities
Purchases of securities available-for-sale	(3,751)	(3,157)
Sales/maturities of securities available-for-sale	6,712	3,600
Purchases of property and equipment	(111)	(363)
Net cash flows provided by investing activities	2,850	80

Financing activities
Issuance of common stock	16	44
Payments under capital lease obligations	(242)	(188)
Proceeds from capital lease obligations	—	410
Prepaid offering costs	—	(182)
Net cash flows (used in) provided by financing activities	(226)	84
Decrease in cash and cash equivalents	(2,679)	(2,909)
Cash and cash equivalents at beginning of year	10,921	11,017
Cash and cash equivalents at end of period	$8,242	$8,108

Supplemental disclosure of cash flow information:
Interest paid	$51	$57

See accompanying notes.

Metabasis Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, see the financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the SEC.

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

The terms “Company” and “we” and “our” are used in this report to refer to Metabasis Therapeutics, Inc.

2.              Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock options. Under APB No. 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized. In conjunction with the Company’s initial public offering completed in June 2004, the Company reviewed its historical exercise prices through June 15, 2004 and, as a result, revised the estimate of fair value for the stock underlying all stock options granted subsequent to June 30, 2002. The weighted average exercise price for the options to purchase 930,000 shares of common stock granted to the Company’s employees and directors during July 2002 through June 15, 2004 was $1.46. With respect to employee and director options granted, the Company has deferred stock compensation balances of $4.4 million and $4.9 million at March 31, 2005 and December 31, 2004, respectively, for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. Deferred stock compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years. Compensation expense related to stock options granted to the Company’s employees and directors was $429,000 and $343,000 for the three months ended March 31, 2005 and 2004, respectively.

Options or stock awards issued to non-employees other than directors have been valued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and expensed over the period the services are provided. Deferred charges for options granted to such non-employees are periodically remeasured as the options vest.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such stock options. The Company’s pro forma information is as follows:

	Three months ended March 31,
	2005	2004

Net loss applicable to common stockholders as reported	$(6,235)	$(512)
Add: Stock-based employee compensation expense included in reported net loss	429	343
Deduct: Stock-based employee compensation expense determined under fair value method	(517)	(353)
Pro forma net loss applicable to common stockholders	$(6,323)	$(522)

Basic and diluted net loss per share as reported	$(0.35)	$(0.37)
Pro forma basic and diluted net loss per share	$(0.35)	$(0.04)

3.              Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive loss, including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows:

	Three months ended March 31,
	2005	2004

Net loss	$(6,235)	$(512)

Unrealized (loss) gain on available for-sale investments	(37)	5

Comprehensive loss	$(6,272)	$(507)

4.              Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

The actual net loss per share amounts for the three months ended March 31, 2005 and 2004 were computed based on the shares of common stock outstanding during the respective periods, including the 5.0 million shares of common stock issued in the Company’s  initial public offering on June 21, 2004, an additional 75,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option on July 20, 2004 and the 11.0 million shares of the Company’s common stock issued upon conversion of the Company’s preferred stock in conjunction with the initial public offering.  As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented below.  In order to provide a more relevant measure of operating results, the following unaudited pro forma net loss per share calculation has been included.  The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted average common shares outstanding for the period, reduced by the weighted average unvested common shares subject to repurchase, and including the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented.

	Three months ended March 31,
	2005	2004

Actual:
Numerator:
Net loss	$(6,235)	$(512)

Denominator:
Weighted average common shares	18,180	1,790
Weighted average unvested common shares subject to repurchase	(337)	(419)
Denominator for basic and diluted net loss per share	17,843	1,371

Basic and diluted net loss per share	$(0.35)	$(0.37)

Pro forma:
Numerator:
Pro forma net loss	$(6,235)	$(512)

Denominator:
Shares used above	17,843	1,371
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	11,044
Pro forma shares used to compute basic net loss per share	17,843	12,415

Pro forma basic and diluted net loss per share	$(0.35)	$(0.04)

5.              New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment.  This statement is a revision to SFAS No. 123 and supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows.  This statement requires a public entity to expense the cost of employee and director services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  On April 14, 2005 the SEC announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees and directors using APB No. 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee or director stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee and director stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the Company’s results of operations and EPS had the Company adopted SFAS No. 123, is described in Note 2 above. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and notes to those statements as of and for the year ended December 31, 2004 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

We currently have three product candidates in clinical development, CS-917, pradefovir and MB07133, indicated for the treatment of type 2 diabetes, hepatitis B and primary liver cancer, respectively. Due to safety concerns reported previously, the further development of CS-917 is under review.  In addition to our product candidates in clinical development, we have research programs focused on metabolic diseases linked to pathways in the liver such as type 2 diabetes, hyperlipidemia and obesity, as well as liver diseases such as hepatitis C and liver fibrosis. We believe our advanced research programs, which are research programs in which we have identified lead drug compounds and shown them to have efficacy in animal models, have the potential to yield additional clinical development candidates within the next two years. One of these advanced research programs yielded a compound, MB07803, that we recommended for clinical development in the first quarter of 2004. MB07803 is a clinical development candidate for the treatment of type 2 diabetes that works by the same mechanism as CS-917. Continuing pre-clinical development of MB07803 is currently on hold pending the outcome of our evaluation of CS-917.

The safety concerns with CS-917 could have significant adverse implications for our business. For a discussion of these implications, see the section in “Risk Factors” entitled “Recent serious adverse events observed during a clinical trial of CS-917 may have a significant adverse impact on our business.”

We have incurred annual net losses since inception. As of March 31, 2005, our accumulated deficit was approximately $57.6 million. We expect to incur substantial and increasing losses for the next several years as we:

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

Our agreements with collaborators may include joint marketing or promotion arrangements of our products or products licensed from our collaborators. For example, we have retained co-promotion rights for CS-917 in North America. Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any. We have licensed worldwide commercialization rights for pradefovir to Valeant Pharmaceuticals International. We have retained worldwide commercialization rights to MB07133, MB07803 and all of the compounds generated from our current research programs, with the exception of hepatitis C product candidates covered by our collaboration with Merck & Co., Inc. We intend to eventually market one or more of the product candidates for which we retain commercialization rights through our own sales force or with a co-promotion partner in the U.S. and through strategic collaborations abroad.

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

Our clinical development efforts are primarily focused on the ongoing clinical trial of MB07133 and supporting the activities of our development partners for CS-917 and pradefovir.  We are also expending significant resources on advancing several of our late stage preclinical compounds towards clinical development. In September 2003, we initiated a Phase I clinical trial of MB07133 in the U.S. and Asia. We are responsible for all costs incurred in the clinical trials of MB07133.  Sankyo and Valeant are responsible for the costs of clinical development of CS-917 and pradefovir, respectively.

We are responsible for all costs incurred in our research programs with the exception of the hepatitis C program partnered with Merck. Under the terms of our collaboration agreement with Merck, we had received approximately $2.1 million in research funding through March 31, 2005.

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

Generally, Phase I clinical trials can be expected to last from 6 to 18 months, Phase II clinical trials can be expected to last from 12 to 24 months and Phase III clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the likelihood of success and total costs of clinical trials. Although we are currently focused primarily on advancing MB07133 through clinical development, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of its market potential.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, investor relations and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and professional fees for legal and accounting services as well as other expenses associated with operating as a publicly-traded company.

We anticipate continued increases in general and administrative expenses as our research and development activities continue to expand. These increases will likely include the hiring of additional personnel.

Other Income (Expense), Net

Other income (expense), net includes interest earned on our cash, cash equivalents and securities available-for-sale, net of interest expense.

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

Revenue Recognition.    Our revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Our agreements generally contain multiple elements, including downstream milestones and royalties. All fees are nonrefundable. Revenue from milestones is recognized when earned, provided that:

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123R, Share Based Payment.  This statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board, or APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows.  This statement requires a public entity to expense the cost of employee and director services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  On April 14, 2005 the Securities and Exchange Commission announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, we currently account for share-based payments to employees and directors using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee or director stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee and director stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, please see the discussion in Note 2 to our unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on our results of operations, nor the method of adoption for this new standard.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues.    Revenues were $397,000 for the three months ended March 31, 2005, compared with $4.2 million for the three months ended March 31, 2004. The $3.8 million decrease was mainly due to a decline in milestone revenue of approximately $3.5 million earned under our collaboration agreement with Sankyo in 2004.

Research and Development Expenses.    Research and development expenses were $5.1 million for the three months ended March 31, 2005, compared with $3.7 million for the three months ended March 31, 2004. The $1.4 million increase was mainly due to a $683,000 increase in pre-clinical and clinical study fees attributable to our development of MB07133 and MB07803 and a $410,000 increase related to the hiring of additional personnel in our development and research departments.

General and Administrative Expenses.    General and administrative expenses were $1.3 million for the three months ended March 31, 2005, compared with $695,000 for the three months ended March 31, 2004. The $616,000 increase was primarily due to an increase of $317,000 in professional services and other expenses associated with becoming a publicly-traded company and a $259,000 increase related to the hiring of additional personnel in our investor relations, business development and human resources departments.

Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded amortization of deferred stock-based compensation of approximately $429,000 and $343,000 for the three months ended March 31, 2005 and 2004, respectively. We anticipate recording amortization of deferred stock-based compensation expense of approximately $1.3 million, $1.7 million, $1.3 million and $128,000 for the nine months ended December 31, 2005 and the years ended December 31, 2006, 2007 and 2008, respectively.

Other Income (Expense), Net.    Net interest income was $205,000 for the three months ended March 31, 2005, compared to net interest income of $9,000 for the three months ended March 31, 2004. The $196,000 increase was a result of higher investment yields in 2005 as well as higher levels of invested cash from the proceeds of our initial public offering in June 2004.

Liquidity and Capital Resources

On June 21, 2004, we completed an initial closing of our initial public offering in which we sold 5.0 million shares of common stock for proceeds of $30.6 million, net of underwriting discounts and commissions and offering expenses. In addition, on July 20, 2004, we completed an additional closing of our initial public offering in which we sold an additional 75,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds of $0.5 million, net of underwriting discounts and commissions. Prior to our initial public offering, we financed our operations and internal growth primarily through private placements of preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments and equity investments from our collaborative partners. Additional funding has come through equipment financing arrangements and via our receipt of SBIR grant funds.

As of March 31, 2005, we had financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $4.2 million, of which $2.0 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.6% to 12.1%, and are due in monthly installments through December 2008. Additionally, we have received cumulative SBIR grant funding of approximately $1.2 million through March 31, 2005.

As of March 31, 2005, we had $38.2 million in cash and cash equivalents and securities available-for-sale as compared to $43.9 million as of December 31, 2004, a decrease of $5.7 million. The decrease was primarily due to the use of cash to fund ongoing operations and payments on debt.  Net cash provided by investing activities of $2.9 million for the three months ended March 31, 2005 resulted from net sales/maturities of investments of $3.0 million offset by $111,000 of equipment purchases. Net cash used in financing activities was $226,000 primarily resulting from principal payments on capital leases.

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

We believe that our existing cash, cash equivalents and securities available-for-sale will be sufficient to meet our projected operating requirements through at least the next twelve months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, cash payments under our strategic collaborations, debt financing arrangements and government grants. In addition, we may finance future cash needs through the sale of other equity securities, entering into additional strategic collaboration agreements, government grants and debt financing. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under current or future agreements. In addition, we cannot be sure that our existing cash, cash equivalents and securities available-for-sale will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  We discuss these risks in greater detail in the “Risk Factors” section below and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2004.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

In March 2005, we were notified by Sankyo that two serious adverse events involving lactic acidosis had occurred in a clinical trial evaluating the interaction of CS-917 with the marketed diabetes drug metformin. The serious adverse events were resolved after medical intervention. The two patients were administered CS-917 in combination with metformin. Three clinical trials that were ongoing at the time were stopped. Sankyo has informed us that one Phase I clinical trial of CS-917 is continuing and that one or more additional Phase I clinical trials may be initiated soon to further evaluate the product candidate. The continuing Phase I clinical trial does not combine CS-917 with metformin. In parallel with this activity, we and Sankyo, together and separately, are evaluating the next steps, if any, to be taken in this program. In addition, we are evaluating the impact on our second generation treatment for diabetes, MB07803, which is believed to have the same therapeutic mechanism as CS-917.

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

These findings could continue to interrupt, delay or halt clinical trials of both CS-917 and MB07803 and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing these product candidates and generating revenues from their sale.

These findings may have other significant adverse implications for our business, for example:

•                  we may be unable to obtain additional financing on acceptable terms, if at all,

•                  our stock price could further decline,

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

We have expended significant time, money and effort in the development of our three current product candidates, CS-917, pradefovir and MB07133. To date, clinical trials with CS-917 have demonstrated it was capable of significantly lowering blood glucose levels in type 2 diabetics.  Likewise, clinical trials conducted to date in patients treated with pradefovir have provided indications of efficacy. However, our product candidates will require additional development, clinical trials and regulatory clearances before they can be commercialized. Positive results from pre-clinical studies and early clinical trials do not necessarily mean later clinical trials will succeed. Before we can market these product candidates or MB07133, we will need to demonstrate that they are safe and effective in humans, and we will also need to obtain necessary marketing approval from the FDA, or similar foreign regulatory agencies. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue our product candidates through the clinical trial process. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate. For instance, as noted above, a recent clinical trial that combined CS-917 with metformin resulted in serious adverse events that may lead to delays or abandonment of the project.

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval and begin commercialization for a number of years, if at all. Even if we were ultimately to receive regulatory approval for these product candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, cost effectiveness, the cost of manufacturing the product on a commercial scale and the effect of competition with other drugs. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize one or more of our three current product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, and our reputation in our industry and the investment community may be damaged.

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

Success in pre-clinical testing and early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. For instance, as noted above, a recent clinical trial that combined CS-917 with metformin resulted in serious adverse events that may lead to delays or abandonment of the project. Our clinical experience with our product candidates is limited, and to date we have conducted tests in less than the number of patients that will likely need to be studied to gain regulatory approval of these product candidates. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these product candidates.

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

Three clinical trials involving our product candidate CS-917 were recently halted due to two serious adverse events that occurred in a clinical trial combining CS-917 with the marketed diabetes drug metformin. These findings could have significant adverse implications for our business. For a discussion of these implications, see the section in “Risk Factors” entitled “Recent serious adverse events observed during a clinical trial of CS-917 may have a significant adverse impact on our business.”

We apply our HepDirect technology to make liver-specific prodrugs of certain compounds. A prodrug is a drug to which a chemical modification has been made that renders it inactive until enzymes in the body convert it to its active form. When converted by the body to their active forms, HepDirect prodrugs produce a byproduct that is within a class of compounds that have the potential of causing toxicity, genetic mutations and cancer. We are unaware of any byproduct-related toxicities demonstrated to date in clinical trials of either pradefovir or MB07133. However, we cannot be certain that this byproduct will not cause adverse effects in current or future clinical trials of these product candidates or other HepDirect prodrugs we may develop. In addition, because our current product candidates are in early stages of development and have been tested in relatively small populations, additional side effects may be observed as their development progresses.

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

Our agreement with Sankyo contains certain rights and restrictions regarding our access to and use of confidential data and information generated by Sankyo. We have been developing MB07803, a second generation gluconeogenesis inhibitor to which Sankyo has no rights and that may be a direct competitor to CS-917. We have placed further development of MB07803 on hold pending the outcome of our evaluation of CS-917. Because of this competitive situation and with our consent, the transfer of confidential information and data related to CS-917 from Sankyo has already been reduced and we expect that further reductions in information flow will occur. This situation may limit our ability to (i) provide information regarding clinical results unless they are publicly released by Sankyo, (ii) influence decisions made at Sankyo regarding CS-917, and (iii) accurately track Sankyo’s diligence on the development program.  It could also lead to disagreements between Sankyo and us.

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

Our agreement with Sankyo contains certain rights and restrictions regarding our access to and use of confidential data and information generated by Sankyo. We may develop MB07803, a second generation gluconeogenesis inhibitor to which Sankyo has no rights and that may be a direct competitor to CS-917. We have placed further development of MB07803 on hold pending the outcome of our evaluation of CS-917. Because of this competitive situation and with our consent, the transfer of confidential information and data related to CS-917 from Sankyo has already been reduced and we expect that further reductions in information flow will occur. This situation may limit our ability to (i) provide information regarding clinical results unless they are publicly released by Sankyo, (ii) influence decisions made at Sankyo regarding CS-917, and (iii) accurately track Sankyo’s diligence on the development program. It could also lead to disagreements between Sankyo and us.

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

Competitors to pradefovir may include, but are not limited to: Intron® A (interferon alfa-2b), marketed by Schering-Plough Corporation, Epivir-HBV® and Zeffix™ (lamivudine), marketed by GlaxoSmithKline, Hepsera (adefovir dipivoxil), marketed in the U.S. by Gilead Sciences, Inc., and Baraclude (entecavir), marketed by Bristol-Myers Squibb Company. Pradefovir and Hepsera are prodrugs of the same active drug, and therefore will directly compete. In order to effectively compete with Hepsera, pradefovir will have to be significantly more beneficial or less expensive than Hepsera.

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

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. Sankyo and Valeant are responsible for all clinical and commercial manufacturing of CS-917 and pradefovir, respectively. We have relied on a number of suppliers to manufacture sufficient quantities of MB07133 for use in our current clinical trial. Although none of our current product candidates has been manufactured on a commercial scale our historical suppliers have manufactured other companies’ products on a commercial scale. However, we have not yet determined if our suppliers are capable of manufacturing our products on a commercial scale. Similarly, we rely on outside manufacturing for MB07803. We, our collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in our clinical trials and regulatory submissions, in the commercialization of our product candidates or, if any of our product candidates is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA and other foreign regulatory agencies must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 91 as of March 31, 2005. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

We have incurred net losses from our inception. As of March 31, 2005, we had an accumulated deficit of approximately $57.6 million. We expect to increase our operating expenses over the next several years as we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Decisions or actions regarding patent filing are complex and we may not be successful in protecting our products from competition. Patent positions for products are highly uncertain and involve complex legal and factual questions which may ultimately be decided to the detriment of our products’ competitive positions’ in the U.S. and these other countries. We may not be able to develop patentable products or processes in the U.S. and these other countries, and may not be able to obtain patents from pending applications. Even if patent claims are allowed in the U.S. and these other countries, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patents or patent rights that we obtain in the U.S. and other countries may be circumvented, challenged or invalidated by our competitors. In addition, we are dependent on outside patent firms for advice and action regarding our efforts to secure patents. Should these firms fail to take appropriate action to secure or enforce our patents in a timely manner, or should they provide us with incorrect or inappropriate advice it could be detrimental to our patent positions.

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 73% of our common stock as of March 31, 2005. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Our long-term capital lease obligations bear interest at fixed rates and therefore we do not have significant market risk exposure with respect to these obligations.

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

As of March 31, 2005, we had used approximately $31.1 million of the initial public offering proceeds for investments in medium-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.

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

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.27*	Amendment dated January 21, 2005 to Exclusive License and Research Collaboration Agreement dated December 23, 2003 between the Company and Merck & Co., Inc..

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)          Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)