Form 10-Q
period 2005-06-30
METABASIS THERAPEUTICS INC
filed 2005-08-15
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐  Yes   ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 10, 2005 was 18,226,998.

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004

Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.
Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,398	$10,921
Securities available-for-sale	21,989	32,934
Accounts receivable	5,982	525
Other current assets	846	1,126
Total current assets	40,215	45,506

Property and equipment, net	2,227	2,354
Other assets	153	—

Total assets	$42,595	$47,860

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$715	$864
Accrued liabilities	2,872	2,835
Deferred rent	17	67
Deferred revenue, current portion	2,569	—
Current portion of capital lease obligations, net of discount	854	834
Total current liabilities	7,027	4,600

Deferred revenue	3,296	—
Other long-term liabilities	5	4
Capital lease obligations, net of current portion and discount	1,266	1,392

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at June 30, 2005 (unaudited) and December 31, 2004, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2005 (unaudited) and December 31, 2004; 18,225 and 18,169 shares issued and outstanding at June 30, 2005 (unaudited) and December 31, 2004, respectively	18	18
Additional paid-in capital	98,615	98,602
Deferred compensation	(4,241)	(5,337)
Accumulated deficit	(63,334)	(51,365)
Accumulated other comprehensive loss	(57)	(54)
Total stockholders’ equity	31,001	41,864

Total liabilities and stockholders’ equity	$42,595	$47,860

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Sponsored research	$396	$344	$740	$688
Milestones	—	1,000	—	4,500
License fees	37	125	37	250
Other revenue	184	302	237	503
Total revenues	617	1,771	1,014	5,941

Operating expenses:
Research and development	4,937	4,103	10,034	7,756
General and administrative	1,186	898	2,497	1,593
Amortization of employee stock-based compensation	426	413	855	756
Total operating expenses	6,549	5,414	13,386	10,105

Loss from operations	(5,932)	(3,643)	(12,372)	(4,164)
Other income (expense):
Interest income	250	66	509	130
Interest expense	(52)	(56)	(106)	(111)
Total interest and other income (expense)	198	10	403	19

Net loss	$(5,734)	$(3,633)	$(11,969)	$(4,145)

Basic and diluted net loss per share	$(0.32)	$(1.17)	$(0.67)	$(1.85)
Shares used to compute basic and diluted net loss per share	17,893	3,106	17,868	2,242

The composition of employee stock-based compensation is as follows:
Research and development	$295	$288	$592	$528
General and administrative	131	125	263	228
	$426	$413	$855	$756

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2005	2004
Operating activities
Net loss	$(11,969)	$(4,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred employee stock-based compensation	855	756
Amortization of deferred compensation on tendered shares	89	89
Deferred rent	(50)	(28)
Depreciation and amortization	422	324
Amortization of discount on equipment loan	5	7
Stock options issued for services	58	—
Change in operating assets and liabilities:
Accounts receivable	(5,457)	(1,123)
Other current assets	280	(103)
Other assets	(153)	50
Deferred revenue	5,865	(216)
Accounts payable	(149)	(84)
Accrued liabilities and other long-term liabilities	38	(26)
Net cash flows used in operating activities	(10,166)	(4,499)

Investing activities
Purchases of securities available-for-sale	(9,461)	(7,585)
Sales/maturities of securities available-for-sale	20,403	10,592
Purchases of property and equipment	(295)	(841)
Net cash flows provided by investing activities	10,647	2,166

Financing activities
Issuance of common stock	125	31,478
Payments under capital lease obligations	(426)	(365)
Proceeds from capital lease obligations	315	410
Repurchase unvested common stock	(18)	—
Net cash flows (used in) provided by financing activities	(4)	31,523
Increase in cash and cash equivalents	477	29,190
Cash and cash equivalents at beginning of year	10,921	11,017
Cash and cash equivalents at end of period	$11,398	$40,207

Supplemental schedule of noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$64

See accompanying notes.

Metabasis Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, see the financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the SEC.

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

2.              Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock options. Under APB No. 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized. In conjunction with the Company’s initial public offering completed in June 2004, the Company reviewed its historical exercise prices through June 15, 2004 and, as a result, revised the estimate of fair value for the stock underlying all stock options granted subsequent to June 30, 2002. The weighted average exercise price for the options to purchase 930,000 shares of common stock granted to the Company’s employees and directors during July 2002 through June 15, 2004 was $1.46. With respect to employee and director options granted, the Company has deferred stock compensation balances of $3.9 million and $4.9 million at June 30, 2005 and December 31, 2004, respectively, for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. Deferred stock compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years. Compensation expense related to stock options granted to the Company’s employees and directors was $426,000 and $413,000 for the three months ended June 30, 2005 and 2004, respectively and $855,000 and $756,000 for the six months ended June 30, 2005 and 2004, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such stock options. The Company’s pro forma information is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net loss applicable to common stockholders as reported	$(5,734)	$(3,633)	$(11,969)	$(4,145)

Add: Stock-based employee compensation expense included in reported net loss	426	413	855	756

Deduct: Stock-based employee compensation expense determined under fair value method	(523)	(383)	(1,029)	(757)

Pro forma net loss applicable to common stockholders	$(5,831)	$(3,603)	$(12,143)	$(4,146)

Basic and diluted net loss per share as reported	$(0.32)	$(1.17)	$(0.67)	$(1.85)
Pro forma basic and diluted net loss per share	$(0.33)	$(1.16)	$(0.68)	$(1.85)

3.              Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive loss, including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(5,734)	$(3,633)	$(11,969)	$(4,145)

Unrealized gain (loss) on available for-sale investments	34	(13)	(3)	(8)

Comprehensive loss	$(5,700)	$(3,646)	$(11,972)	$(4,153)

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

The actual net loss per share amounts for the three and six months ended June 30, 2005 and 2004 were computed based on the shares of common stock outstanding during the respective periods, including the 5.0 million shares of common stock issued in the Company’s  initial public offering on June 21, 2004, an additional 75,000 shares of common stock issued pursuant to the exercise by the underwriters of an over-allotment option on July 20, 2004 and the 11.0 million shares of the Company’s common stock issued upon conversion of the Company’s preferred stock in conjunction with the initial public offering.  As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented below.  In order to provide a more relevant measure of operating results, the following unaudited pro forma net loss per share calculation has been included.  The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted average common shares outstanding for the period, reduced by the weighted average unvested common shares subject to repurchase, and including the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(5,734)	$(3,633)	$(11,969)	$(4,145)

Denominator:
Weighted average common shares	18,188	3,550	18,184	2,675
Weighted average unvested common shares subject to repurchase	(295)	(444)	(316)	(433)
Denominator for basic and diluted net loss per share	17,893	3,106	17,868	2,242

Basic and diluted net loss per share	$(0.32)	$(1.17)	$(0.67)	$(1.85)

Pro forma:
Numerator:
Pro forma net loss	$(5,734)	$(3,633)	$(11,969)	$(4,145)

Denominator:
Shares used above	17,893	3,106	17,868	2,242
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	9,952	—	10,498
Pro forma shares used to compute basic net loss per share	17,893	13,058	17,868	12,740

Pro forma basic and diluted net loss per share	$(0.32)	$(0.28)	$(0.67)	$(0.33)

5.              Collaboration Agreement – Merck & Co., Inc.

In June 2005, the Company entered into a collaboration agreement with Merck & Co., Inc. (“Merck”) to research, develop and commercialize novel small molecule therapeutics with the potential to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity by activating an enzyme in the liver called AMP-activated Protein Kinase.  The expected research term is three years, subject to renewal for one additional year by mutual agreement of the Company and Merck.  As part of this collaboration, Merck paid an initial non-refundable license fee of $5.0 million in July 2005 and will provide research support funding of a minimum of $2.1 million each year during the three-year research term.  The Company’s level of research activities, and the minimum research support funding, may be increased during the term upon mutual agreement of both parties.  Merck is also obligated to pay milestone payments if specified preclinical and clinical development and regulatory events occur and to pay royalties on sales of any product resulting from this collaboration.  The Company would also have the option to co-promote any such product in the United States.  If all pre-clinical and clinical milestones are achieved on multiple indications, then including the $5.0 million initial, non-refundable license fee and the minimum $6.3 million in research support funding, the Company may be entitled to payments which total up to $74.3 million, plus royalties.  Merck is solely responsible for conducting and funding all development work for compounds resulting from this collaboration.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees and directors using APB No. 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee or director stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee and director stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the Company’s results of operations and EPS had the Company adopted SFAS No. 123 for the three and six month periods ended June 30, 2005 and 2004, is described in Note 2 above. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on its results of operations, nor the method of adoption it will choose for this new standard.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs to address some of the world’s most widespread and costly chronic diseases involving pathways in the liver   These diseases  include diabetes, hyperlipidemia, a disease involving elevated levels of lipids such as cholesterol, and obesity, among others. We have established a broad and growing product pipeline targeting large markets with significant unmet medical needs.

We currently have three product candidates in clinical development, CS-917, pradefovir and MB07133, which are being developed for the treatment of type 2 diabetes, hepatitis B and primary liver cancer, respectively. Until recently, full clinical development of CS-917 had been on hold due to a safety concern that arose during a Phase I drug combination study conducted by Sankyo, Co., Ltd., our development partner for CS-917.  However, after completing an analysis of the issue Sankyo decided to resume full development of CS-917.  We expect Sankyo to commence a three-month, dose-ranging Phase IIb clinical trial of CS-917 during the fourth quarter of 2005 pending discussions of the development plans and protocols with the U.S. Food and Drug Administration, or FDA. In addition to our product candidates in clinical development, we have research programs focused on metabolic diseases linked to pathways in the liver such as type 2 diabetes, hyperlipidemia and obesity, as well as liver diseases such as hepatitis C and liver fibrosis. We believe our advanced research programs, which are research programs in which we have identified lead drug compounds and shown them to have efficacy in animal models, have the potential to yield additional clinical development candidates within the next two years. One of these advanced research programs yielded a compound, MB07803, that we recommended for clinical development in the first quarter of 2004. MB07803 is a clinical development candidate for the treatment of type 2 diabetes that works by the same mechanism as CS-917. A second advanced research program yielded a compound, MB07811, that we recommended for clinical development in the second quarter of 2005.  MB07811 is a clinical development candidate for the treatment of hyperlipidemia and possibly obesity.  We plan to file Investigation New Drug Applications (INDs) and expect to commence clinical trials of both MB07803 and MB07811 in 2006.

We have incurred annual net losses since inception. As of June 30, 2005, our accumulated deficit was approximately $63.3 million. We expect to incur substantial and increasing losses for the next several years as we:

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

Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any. For example, we have licensed worldwide commercialization rights for pradefovir to Valeant Pharmaceuticals International.  In June 2005, we entered into a collaboration agreement with Merck to research, develop and commercialize novel small molecule therapeutics with potential to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity by activating an enzyme in the liver called AMP-activated Protein Kinase (AMPK).  These compounds, if successfully developed, are designed to target type 2 diabetes by a different mechanism than CS-917 and hyperlipidemia by a different mechanism than MB07811.   We have retained the option for certain co-promotion rights in the U.S. for any product that results from this collaboration.

We have retained worldwide commercialization rights to MB07133, MB07803, MB07811 and all of the compounds generated from our current research programs, with the exception of the hepatitis C and metabolic disease compounds covered by collaborations with Merck.

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

Our clinical development efforts are primarily focused on the ongoing clinical trial of MB07133 and supporting the activities of our development partners for CS-917 and pradefovir. In September 2003, we initiated a Phase I clinical trial of MB07133 in the U.S. and Asia. We are responsible for all costs incurred in the clinical trials of MB07133.  Sankyo and Valeant are responsible for the costs of clinical development of CS-917 and pradefovir, respectively. We are also expending significant resources on advancing MB07811 and MB07803 towards clinical development as well as on additional, earlier stage research and development programs.

We are responsible for all costs incurred in our research programs with the exception of the hepatitis C and metabolic disease programs partnered with Merck. Under the terms of our collaboration agreements with Merck, we had received approximately $2.4 million in research funding through June 30, 2005.

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

Generally, Phase I clinical trials can be expected to last from 6 to 18 months, Phase II clinical trials can be expected to last from 12 to 24 months and Phase III clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the likelihood of success and total costs of clinical trials. Although we are currently focused primarily on advancing MB07133 through clinical development, and on advancing MB07803 and MB07811 towards clinical development, we anticipate that we will make determinations as to which research and development projects to pursue, and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s market potential.

The lengthy process of seeking regulatory approvals for our product candidates, and the compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material unfavorable effect on our results of operations. We cannot be certain when or if any net cash inflow due to sales of any of our current product candidates will commence.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, investor relations and human resource functions. Other costs include facility costs not otherwise included in research and development expenses and professional fees for legal and accounting services as well as other expenses associated with operating as a publicly traded company.

We anticipate continued increases in general and administrative expenses as our research and development activities continue to expand. These increases will likely include the hiring of additional support personnel.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees and directors using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee or director stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee and director stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123 for the three and six months ended June 30, 2005 and 2004, please see the discussion in Note 2 to our unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on our results of operations, nor the method of adoption we will choose for this new standard.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenues.    Revenues were $617,000 for the three months ended June 30, 2005, compared with $1.8 million for the three months ended June 30, 2004. The $1.2 million decrease was due primarily to a milestone payment of  $1.0 million earned in 2004 under our collaboration agreement with Valeant with no similar milestones achieved under this agreement in 2005.

Research and Development Expenses.    Research and development expenses were $4.9 million for the three months ended June 30, 2005, compared with $4.1 million for the three months ended June 30, 2004. The $834,000 increase was mainly due to a $360,000 increase in pre-clinical study fees attributable to our development of MB07811 and MB07803 and a $312,000 increase was due to increased staffing levels in our development and research departments.

General and Administrative Expenses.    General and administrative expenses were $1.2 million for the three months ended June 30, 2005, compared with $898,000 for the three months ended June 30, 2004. The $288,000 increase was primarily due to an increase of $168,000 in professional services and other expenses associated with becoming a publicly-traded company and a $114,000 increase was due to increased staffing levels in our investor relations, business development and human resources departments.

Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded amortization of deferred stock-based compensation of approximately $426,000 and $413,000 for the three months ended June 30, 2005 and 2004, respectively. We anticipate recording amortization of deferred stock-based compensation expense of approximately $847,000, $1.7 million, $1.2 million and $125,000 for the six months ended December 31, 2005 and the years ended December 31, 2006, 2007 and 2008, respectively.

Other Income (Expense), Net.    Net interest income was $198,000 for the three months ended June 30, 2005, compared to net interest income of $10,000 for the three months ended June 30, 2004. The $188,000 increase was a result of higher investment yields in 2005 as well as higher levels of invested cash from the proceeds of our initial public offering in June 2004.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenues.    Revenues were $1.0 million for the six months ended June 30, 2005, compared with $5.9 million for the six months ended June 30, 2004. The $4.9 million decrease was due primarily to milestone payments totaling $4.5 million earned in 2004 under our collaboration agreements with Sankyo and Valeant with no similar milestones achieved under these agreements in 2005.

Research and Development Expenses.    Research and development expenses were $10.0 million for the six months ended June 30, 2005, compared with $7.8 million for the six months ended June 30, 2004. The $2.2 million increase was mainly due to a $991,000 increase in pre-clinical study fees attributable to our development of MB07811 and MB07803 and a $837,000 increase was due to increased staffing levels in our development and research departments.

General and Administrative Expenses.    General and administrative expenses were $2.5 million for the six months ended June 30, 2005, compared with $1.6 million for the six months ended June 30, 2004. The $904,000 increase was primarily due to an increase of $462,000 in professional services and other expenses associated with becoming a publicly-traded company and a $303,000 increase was due to increased staffing levels in our investor relations, business development and human resources departments.

Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded amortization of deferred stock-based compensation of approximately $855,000 and $756,000 for the six months ended June 30, 2005 and 2004, respectively.

Other Income (Expense), Net.    Net interest income was $403,000 for the six months ended June 30, 2005, compared to net interest income of $19,000 for the six months ended June 30, 2004. The $384,000 increase was a result of higher investment yields in 2005 as well as higher levels of invested cash from the proceeds of our initial public offering in June 2004.

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

In June 2005, we entered into a collaboration agreement with Merck to research, develop and commercialize novel small molecule therapeutics with the potential to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity by activating an enzyme in the liver called AMP-activated Protein Kinase.  As part of this collaboration, Merck paid an initial non-refundable license fee of $5.0 million in July 2005 and will provide research support funding of a minimum of $2.1 million each year during the three-year research term.  Our level of research activities, and the minimum research support funding, may be increased during the term upon mutual agreement of both parties.  Merck is also obligated to pay milestone payments if specified preclinical and clinical development and regulatory events occur and to pay royalties on sales of any product  resulting from this collaboration. We would also have the option to co-promote any such product in the United States.  If all pre-clinical and clinical milestones are achieved on multiple indications, then including the $5.0 million initial, non-refundable fee and the minimum $2.1 million in research support for the three-year research term, we may be entitled to payments which total up to $74.3 million, plus royalties.

As of June 30, 2005, we had financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $4.5 million, of which $2.1 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.6% to 11.6%, and are due in monthly installments through May 2009. Additionally, we have received cumulative SBIR grant funding of approximately $1.2 million through June 30, 2005.

As of June 30, 2005, we had $33.4 million in cash and cash equivalents and securities available-for-sale as compared to $43.9 million as of December 31, 2004, a decrease of $10.5 million. The decrease was primarily due to the use of cash to fund ongoing operations and payments on debt.  Net cash provided by investing activities of $10.6 million for the six months ended June 30, 2005 resulted from net sales/maturities of investments of $10.9 million offset by $295,000 of equipment purchases. Net cash used in financing activities was $4,000 primarily resulting from principal payments on capital leases.

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

As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Risks Related to our Business

We are dependent on the success of one or more of our current product candidates and clinical development candidates, and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have expended significant time, money and effort in the development of our three current product candidates, CS-917, pradefovir and MB07133, and our two current clinical development candidates, MB07803 and MB07811. To date, clinical trials with CS-917 have demonstrated it was capable of significantly lowering blood glucose levels in type 2 diabetics.  Likewise, clinical trials conducted to date in patients treated with pradefovir have provided strong evidence of efficacy as measured by clinically and statistically significant reductions in serum HBV DNA.  Recent interim results from a Phase IIb study indicated that pradefovir produced greater viral load reductions than the marketed drug Hepsera®.  However, our product candidates will require additional development, clinical trials and regulatory clearances before they can be commercialized. Positive results from pre-clinical studies and early clinical trials do not necessarily mean later clinical trials will succeed. Before we can market any of our product candidates or clinical development candidates, we will need to demonstrate that they are safe and effective in humans, and we will also need to obtain necessary marketing approval from the FDA, or similar foreign regulatory agencies. Our product development efforts may not lead to commercial drugs, either because our product candidates or clinical development candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue our product candidates through the clinical trial process. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

We do not anticipate that any of our current product candidates or clinical development candidates will be eligible to receive regulatory approval and begin commercialization for a number of years, if at all. Even if we were ultimately to receive regulatory approval for these product candidates or clinical development candidates, we may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, cost effectiveness, the cost of manufacturing the product on a commercial scale and the effect of competition with other drugs. The success of our product candidates or clinical development candidates may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize one or more of our current product candidates or clinical development candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, and our reputation in our industry and the investment community may be damaged.

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

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business.

Prior to receiving regulatory approval, undesirable side effects caused by our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale.

For example, the inhibition of gluconeogenesis can cause elevated levels of lactic acid, or lactate, which, if high and sustained, under certain conditions can lead to lactic acidosis, a serious and potentially fatal condition. Certain pre-clinical animal studies have shown that CS-917 raises lactate levels two- to three-fold in some but not all animal models.   Elevated lactate levels have also been observed in certain human clinical trials of CS-917.  For example, in a 28-day Phase II clinical trial of CS-917, isolated instances of lactate elevation significantly above the normal range were seen in some patients in both CS-917 and placebo treated groups over the course of the 28 days. No patient exhibited sustained lactate levels significantly above the normal range over a period of consecutive days during the study. However, one patient who received 200 milligrams of CS-917 twice a day was withdrawn from the study by the investigator on day 15 due to concerns over consistently elevated lactate levels measured the previous day.

In March 2005, we were notified by Sankyo that two serious adverse events involving lactic acidosis had occurred in two patients in a clinical trial evaluating the interaction of CS-917 with the marketed diabetes drug metformin. The serious adverse events were resolved after medical intervention. The two patients were administered CS-917 in combination with metformin. Three clinical trials that were ongoing at the time were stopped while one clinical trial which did not combine CS-917 with metformin continued and was completed.  It was subsequently determined that the two patients that experienced the lactic acidosis had blood levels of metformin that were elevated compared to other patients in the study that received metformin before administration of CS-917.  After CS-917 administration, when the two patients were being administered metformin and CS-917 the metformin blood levels increased significantly, into a range that is associated with lactic acidosis.  CS-917 blood levels also rose higher than expected.  In July 2005, after completing a comprehensive review of the program and the events and data surrounding the two serious adverse events, we and Sankyo concluded that the lactic acidosis observed in the two patients was likely due to the significantly increased blood levels of metformin described above.  Subsequently, Sankyo decided that full development of CS-917 could safely resume pending discussions of the proposed plans and protocols with the FDA. We expect Sankyo to commence a Phase IIb study of CS-917, which will allow measurement of the regulatory endpoint HbA1c, in the fourth quarter of 2005.  In addition, we expect Sankyo to conduct additional studies combining CS-917 with other diabetes drugs to assess both the safety and eventually the potential for enhanced efficacy with the combination.  However, further combination of CS-917 and metformin is not likely unless additional data suggests lactic acidosis can be avoided through patient exclusion or through the administration of CS-917 at lower doses or through other means.  In addition, based on the results of this comprehensive review we expect to resume development of our second-generation treatment for diabetes, MB07803 and we expect to commence clinical trials of this product candidate early in 2006.

It is also possible that CS-917 and MB7803 may cause other side effects. In certain pre-clinical studies, as expected based on the mechanism of these compounds, fasted animals treated with CS-917 showed pronounced hypoglycemia, a condition involving abnormally low blood glucose levels that can lead to coma or death. Hypoglycemia has been observed in one patient participating in a clinical trial that involved multi-day administration of the highest dose tested to date in patients (400 milligrams twice a day). This dose is above what is expected to be used in Phase III clinical trials if warranted. However, we cannot yet rule out the possibility that CS-917 may increase a patient’s susceptibility to hypoglycemia, including the potential for severe hypoglycemia, by inhibiting gluconeogenesis, especially in elderly patients who are already prone to develop this condition. Some rodent models of diabetes studied in pre-clinical trials of CS-917 demonstrated, at glucose lowering doses, increased levels of fat molecules known as triglycerides, which are associated with an increased risk of cardiovascular disease. Elevated triglyceride levels have not been observed in human clinical trials to date. Other side effects observed during early clinical trials of CS-917 included nausea and vomiting.

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

In addition, undesirable side effects seen in the clinical trials of our product candidates, such as those recently observed with CS-917 may have other significant adverse implications on our business, for example:

•                  we may be unable to obtain additional financing on acceptable terms, if at all,

•                  our stock price could decline,

•                  our collaborators may ultimately terminate development of our partnered products, may further decide not to develop backup product candidates and may even terminate our agreements,

•                  were these agreements to terminate we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all,

•                  even if we were to later continue the clinical trials of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their sale,

•                  we may be subject to product liability or stockholder litigation, and

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

We are dependent on our collaborations with Sankyo and Valeant for development of CS-917 and pradefovir, respectively, and events involving these collaborations, our collaborations with Merck, or any future collaborations could prevent us from developing and commercializing our product candidates and achieving or sustaining profitability.

We have entered into collaborations with Sankyo and Valeant for the development and commercialization of CS-917 and pradefovir, respectively. Sankyo and Valeant have agreed to finance the clinical trials for CS-917 and pradefovir, respectively, and, if they are approved, manufacture and market them. Accordingly, we are dependent on Sankyo and Valeant to gain FDA and other foreign regulatory agency approval of, and to commercialize, CS-917 and pradefovir.  We have also entered into two collaborations with Merck.  The first collaboration with Merck seeks to develop and commercialize new products for the treatment of hepatitis C infection and the second seeks to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity. Although our collaborations with Merck have not yet yielded any product candidates, should they be successful, we will be dependent on Merck for further development and commercialization of any resulting product candidates.  In addition, since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may be based upon our technologies, including MB07133, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these potential products. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all.

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

Our agreement with Sankyo contains certain rights and restrictions regarding our access to and use of confidential data and information generated by Sankyo. We are developing MB07803, a second-generation gluconeogenesis inhibitor to which Sankyo has no rights and that may be a direct competitor to CS-917. Because of this competitive situation and with our consent, the transfer of confidential information and data related to CS-917 from Sankyo has already been reduced and we expect that further reductions in information flow will occur. This situation may limit our ability to (i) provide information regarding clinical results unless they are publicly released by Sankyo, (ii) influence decisions made at Sankyo regarding CS-917, and (iii) accurately track Sankyo’s diligence on the development program

We and our present and future collaborators may fail to develop or effectively commercialize products or drug compounds covered by our present and future collaborations if:

•                  we do not achieve our objectives under our collaboration agreements we are unable to obtain patent protection for the product candidates or proprietary technologies we discover in our collaborations,

•                  we are unable to manage multiple simultaneous product discovery and development collaborations,

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

Because our collaborations with Merck may involve Merck’s proprietary compounds, if Merck terminates development of product candidates we may not have the right to pursue development of these product candidates on our own.

The objective of our hepatitis C collaboration with Merck is to discover product candidates for the treatment of this disease by applying our technology to certain Merck compounds. Accordingly, if Merck terminates this collaboration before a defined stage of development of a product candidate, which it may do without cause at any time after the end of the collaboration’s research term upon 90 days’ advance written notice to us, we will not have any right to develop or commercialize that product candidate. In addition, if this collaboration with Merck terminates and Merck successfully develops products based on these proprietary compounds without applying our technology, we will not be entitled to milestone payments or royalties with respect to those products.

Our agreement with Merck to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity may include the development of compounds owned or controlled by Merck. Accordingly, if Merck terminates this collaboration it may be prove difficult for Metabasis to continue development of such compounds.

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

Our agreement with Sankyo contains certain rights and restrictions regarding our access to and use of confidential data and information generated by Sankyo. MB07803 is our second-generation gluconeogenesis inhibitor to which Sankyo has no rights and that may be a direct competitor to CS-917.  Because of this competitive situation and with our consent, the transfer of confidential information and data related to CS-917 from Sankyo has already been reduced and we expect that further reductions in information flow will occur. This situation may limit our ability to (i) provide information regarding clinical results unless they are publicly released by Sankyo, (ii) influence decisions made at Sankyo regarding CS-917, and (iii) accurately track Sankyo’s diligence on the development program. It could also lead to disagreements between Sankyo and us.

Our efforts to discover product candidates beyond our current product candidates may not succeed, and any product candidates we recommend for clinical development may not actually begin clinical trials.

We intend to use our proprietary technologies and our knowledge and expertise to develop and commercialize novel drugs to address some of the world’s most widespread and costly chronic diseases involving pathways in the liver. Our goal is to expand our clinical development pipeline by continuing to recommend new drug compounds for clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming and unpredictable. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compound suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

If we experience significant delays in the commencement or completion of clinical testing, our product development costs may increase, we may lose any competitive advantage associated with early market entry and our ability to generate significant revenues may be delayed. For example, recent events related to CS-917 have delayed our clinical timeline for CS-917 as well as our second-generation gluconeogenesis inhibitor, MB07803.  In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully meet their obligations under our agreements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

Sankyo and Valeant are responsible for conducting clinical trials of CS-917 and pradefovir, respectively. Although our collaborations with Merck to discover product candidates for the treatment of hepatitis C and  metabolic diseases including type 2 diabetes, hyperlipidemia and obesity have not yet yielded product candidates, should they be successful, we will be dependent on Merck to conduct clinical trials of any resulting product candidates. We intend to rely on other third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials of MB07133 and other product candidates that we may develop for which a collaborator is not responsible for clinical development. If Sankyo, Valeant, Merck or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to clinical protocols or for other reasons, clinical trials may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

Because our product candidates, research programs and collaborative efforts depend on our proprietary technologies, adverse events affecting our proprietary technologies may delay or prevent the commercialization of our product candidates.

We used our NuMimetic technology to identify CS-917 and MB07803, and our HepDirect technology to discover pradefovir and MB07133. We intend to use these and future proprietary technologies to expand our product pipeline in the future. We also may leverage our HepDirect and other liver-targeting technology through strategic alliances and collaborations with other companies, such as our hepatitis C collaboration with Merck in which we are applying our technology to certain Merck compounds.   Our proprietary technologies are subject to many of the same risks as our product candidates, including risks related to:

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable governmental authorities in foreign markets. In the U.S., neither we, nor our collaborators, are permitted to market our product candidates until we or our collaborators receive approval of an NDA from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility.

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

We perform all of our research, development, management, administrative and other activities in a single facility, which we currently occupy under a sublease from Sicor Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Limited. The term of the sublease expires in September 2005, and may expire earlier if the master lease for the facility is terminated. We do not have a contractual option to renew the sublease and we have no control over the early termination of the master lease. In December 2004, we entered into a new lease for laboratory and office space in San Diego. This new facility will require extensive renovations and improvements to be ready for our occupancy by our scheduled move in date in September 2005. These renovations are being financed and constructed by our new landlord. Any delay in the completion of these renovations beyond the scheduled move in date could increase our costs, interrupt continuing operations and delay or prevent the commercialization of our products and adversely affect our ability to generate revenues, which could prevent us from achieving or maintaining profitability. For example, should any potential delay extend for several months or longer, we could be subject to eviction and/or litigation related to our inability to vacate our current facility at the end of our sublease term.

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

We are aware of many competitive products currently marketed or under development that are used to treat some of the diseases we have targeted. If CS-917 and/or MB07803 are ultimately determined safe and effective and approved for marketing, these products will face significant competition from various formulations of metformin and products containing metformin. Metformin is a drug that, like CS-917 and MB07803, inhibits liver glucose production, albeit through an unknown mechanism. Because it does not cause weight gain, metformin is often prescribed as a first line therapy to obese diabetics, who are reported to comprise more than 90% of newly diagnosed type 2 diabetics. Bristol-Myers-Squibb also markets Glucovance®, a single pill that contains both metformin and the insulin secretion enhancer glyburide. Biovail Corp. and DepoMed Inc. recently launched Glumetza™, a once-daily, extended-release formulation of metformin hydrochloride.  In addition, a less expensive generic form of metformin recently became available. Accordingly, unless CS-917 and/or MB07803 demonstrate significant benefits over metformin or demonstrate that they can be used in the patient population who do not tolerate and/or adequately respond to metformin treatment, the price required to effectively compete with the generic form of metformin may be so low that it becomes uneconomical for us or Sankyo to market CS-917 and/or for us to market MB07803. Other competitors to CS-917 and MB07803 may include, but are not limited to, the insulin sensitizers Actos® (pioglitazone), co-marketed by Takeda Chemical Industries, Ltd. and Eli Lilly and Company, Avandia® (rosiglitazone), marketed by GlaxoSmithKline PLC, Byetta™ (exenatide) injection, marketed by Amylin Pharmaceuticals and Eli Lilly , and other products that may be developed from time to time. GlaxoSmithKline has combined metformin and Avandia in a single pill called Avandamet®.

Competitors to pradefovir may include, but are not limited to: Intron® A (interferon alfa-2b), marketed by Schering-Plough Corporation, Epivir-HBV® and Zeffix™ (lamivudine), marketed by GlaxoSmithKline, Hepsera (adefovir dipivoxil), marketed in the U.S. by Gilead Sciences, Inc., and Baraclude™ (entecavir), marketed by Bristol-Myers Squibb Company. Pradefovir and Hepsera are prodrugs of the same active drug, and therefore will directly compete. In order to effectively compete with Hepsera, pradefovir may have to be significantly more beneficial or less expensive than Hepsera.

There are no currently approved drugs for primary liver cancer. However, there are potential competitors and treatments which may include, but are not limited to: Bayer Pharmaceuticals Corp. and Onyx Pharmaceuticals Inc., which have begun a Phase III clinical trial of sorafenib in patients with advanced liver cancer; Amgen Inc., which may be developing a product candidate called T67 currently in Phase II/III trials for the treatment of primary liver cancer; and other products that may be developed from time to time. We will also compete with non-surgical therapies that use either radioactive microscopic beads (such as TheraSpheres®) or chemotherapy (known as Transcatheter Arterial Chemoembolization (TACE)) injected through a catheter directly into the liver.

If MB07811 is ultimately determined safe and effective and approved for marketing, it would compete with products marketed by several large pharmaceutical companies that currently comprise a very large share of the hyperlipidemia market. The major drugs currently marketed for the treatment of hyperlipidemia are statins (cholesterol-reducers), including Lipitor® ($10.9 billion in sales in 2004; marketed by Pfizer Inc.) and Zocor® ($5.2 billion in sales in 2004; marketed by Merck), which were also two of the best selling prescription medicines in 2004.

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

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. Sankyo and Valeant are responsible for all clinical and commercial manufacturing of CS-917 and pradefovir, respectively. We have relied on a number of suppliers to manufacture sufficient quantities of MB07133 for use in our current clinical trial. Although none of our current product candidates has been manufactured on a commercial scale our historical suppliers have manufactured other companies’ products on a commercial scale. However, we have not yet determined if our suppliers are capable of manufacturing our products on a commercial scale. Similarly, we rely on outside manufacturing for MB07803 and MB07811.  We, our collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in our clinical trials and regulatory submissions, in the commercialization of our product candidates or, if any of our product candidates is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA and other foreign regulatory agencies must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability.

We currently expect that in any future clinical trials of MB07133, MB07803 and MB07811, we will rely on our current suppliers to manufacture these compounds. However, we do not have long-term supply agreements with these third parties, and we may not be able to enter into new supply agreements with them in a timely manner or on acceptable terms, if at all. These third parties may also be subject to capacity constraints that would cause them to limit the amount of these compounds that we can purchase. While we believe alternative sources to manufacture these compounds are readily available, in the event we have to seek such alternative sources we will incur costs associated with identifying and qualifying one or more alternate suppliers. We cannot estimate these costs with certainty but do not expect them to be material. In addition, any resulting interruption or delay we experience in the supply of MB07133, MB07803 or MB07811 may impede the clinical development of these compounds.

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

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products. Sankyo and Valeant are responsible for worldwide marketing and commercialization for CS-917 and pradefovir, respectively, although we have an option to co-promote CS-917 in North America with Sankyo. Although our hepatitis C and metabolic disease collaborations with Merck have not yet yielded product candidates, should they be successful, Merck will be responsible for worldwide marketing and commercialization of any resulting product candidates (subject to, in the case of our metabolic disease collaboration, our option to co-promote the product in the U.S. with certain financial assistance from Merck).  In order to co-promote any of these products, or to commercialize MB07133 or any future product candidates, we must develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform these services. Even though we may receive financial assistance from Merck if we exercise our co-promotion option under the metabolic disease collaboration developing a sales force is expensive, and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

If approved, CS-917 may have to be administered several times daily. Additionally, it may result in variable drug levels in different patient populations, which could complicate its use and limit its marketability. Since CS-917 is eliminated from the body through the kidney, it may be of limited use in diabetics with kidney dysfunction. In addition, CS-917 and HepDirect prodrugs such as pradefovir and MB07133 may also exhibit interactions with other marketed drugs that could limit their combination with those drugs. Serious adverse events recently observed in a clinical trial of CS-917 in combination with metformin have raised questions about the safety of the potential use of CS-917 and metformin in combination. Therefore, even if CS-917 receives regulatory approval, its combination with metformin may be restricted which may reduce its market potential.   In addition, various risk management strategies may be required to minimize inadvertent use with metformin including prominent warning labels known “as black-box” warnings, physician education programs and/or other steps designed to more tightly control the sale and use of CS-917.   Such strategies and programs will likely adversely impact the sales of CS-917 and may incur additional selling expenses thereby reducing profits.  In addition, primarily because the number of treatable patients in the U.S. with primary liver cancer is relatively small, we expect to market MB07133, if approved, at a relatively high price in the U.S. in order to generate sufficient revenues to recoup our costs and provide a return on our investment. This could prevent us from achieving market acceptance of MB07133 in the U.S. The number of treatable patients outside of the U.S. is much larger than the number of treatable patients in the U.S. However, because third party reimbursement in many of these countries is uncertain, we may be unable to recoup our costs or generate sufficient returns on our investment in these countries. If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from this product candidate and we may not become or remain profitable.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 93 as of June 30, 2005. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

We have incurred net losses from our inception. As of June 30, 2005, we had an accumulated deficit of approximately $63.3 million. We expect to increase our operating expenses over the next several years as we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next twelve months. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly, as a result of many factors, including:

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

We use hazardous materials, including chemicals, biological agents and radioactive isotopes and compounds that could be dangerous to human health and safety or the environment. As appropriate, we store these materials and wastes resulting from their use at our facility pending their ultimate use or disposal. We currently contract with a third party to dispose of these materials and wastes. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We may also incur significant costs complying with environmental laws and regulations adopted in the future.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. For example, two cases of lactic acidosis were recently observed in a clinical trial combining CS-917 with metformin.  As a result, unless further data changes the situation, the combination of CS-917 and metformin is contraindicated and the inadvertent combination of the drugs could put patients at risk for lactic acidosis.  Therefore, even if CS-917 receives regulatory approval the FDA may require us to enact various risk management programs to avoid its inadvertent use with metformin.  However, none of these programs can be assured of eliminating the possibility of the inadvertent use of CS-917 with metformin and the consequent risk of lactic acidosis.  Therefore, these programs may not effectively protect us from a liability claim.

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 73% of our common stock as of June 30, 2005. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.

A large portion of our shares are held by a small number of persons and investment funds.  In addition, these persons and funds hold warrants to purchase 1,347,176 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. Moreover, several of our stockholders and warrant holders have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares they currently hold or may acquire upon exercise of  warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.  Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock.

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

As of June 30, 2005, we had used approximately $28.8 million of the initial public offering proceeds for investments in medium-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.  We had used the remainder for the development of MB07133, MB07811, MB07803 and the lead compounds in our advanced research programs and to a lesser extent, to continue and expand our other research and development activities and for general corporate purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Stockholders on May 18, 2005.  As of the close of business on April 11, 2005, the record date for the Annual Meeting, there were 18,183,283 shares of our common stock entitled to vote, of which there were 10,532,964 shares present at the Annual Meeting in person or by proxy. At the Annual Meeting, our stockholders approved the following matters:

 Proposal 1.    Election of two directors to serve as Class I directors until our 2008 Annual Meeting of Stockholders.  The vote for the nominees for Class I director was as follows:

Daniel D. Burgess, M.B.A. – 10,526,172 shares were voted in favor of the nominee; 6,791 shares withheld their vote.

Luke B. Evnin, Ph.D. – 10,525,372 shares were voted in favor of the nominee; 7,591 shares withheld their vote.

Our Class II directors, Mark D. Erion, Ph.D., Arnold L. Oronsky, Ph.D. and William R. Rohn, continue in office until our 2006 Annual Meeting of Stockholders. Our Class III directors, Heinz W. Gschwend, Ph.D.,David F. Hale and Paul K. Laikind, Ph.D., continue in office until our 2007 Annual Meeting of Stockholders.

Proposal 2.     Ratification of the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.  10,525,767 shares voted in favor of the proposal; and 7,197 shares voted against the proposal.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.28*	License and Collaboration Agreement dated June 22, 2005 between the Company and Merck & Co., Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 15, 2005	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)