Form 10-Q
period 2005-09-30
METABASIS THERAPEUTICS INC
filed 2005-11-14
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number 000-50785

METABASIS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0753322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11119 North Torrey Pines Road, La Jolla, CA	92037
(Address of principal executive offices)	(Zip code)

(858) 587-2770
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐  Yes   ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 9, 2005 was 25,239,275.

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.
Balance Sheets
(In thousands, except par value data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,145	$10,921
Securities available-for-sale	16,137	32,934
Accounts receivable	217	525
Other current assets	1,186	1,126
Total current assets	34,685	45,506

Property and equipment, net	2,973	2,354
Other assets	153	—
Total assets	$37,811	$47,860

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$654	$864
Accrued liabilities	3,041	2,835
Deferred rent	—	67
Deferred revenue, current portion	2,535	—
Current portion of capital lease obligations, net of discount	899	834
Total current liabilities	7,129	4,600

Deferred revenue	2,880	—
Other long-term liabilities	5	4
Capital lease obligations, net of current portion and discount	1,411	1,392

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at September 30, 2005 (unaudited) and December 31, 2004, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2005 (unaudited) and December 31, 2004; 18,235 and 18,169 shares issued and outstanding at September 30, 2005 (unaudited) and December 31, 2004, respectively	18	18
Additional paid-in capital	98,598	98,602
Deferred compensation	(3,742)	(5,337)
Accumulated deficit	(68,441)	(51,365)
Accumulated other comprehensive loss	(47)	(54)
Total stockholders’ equity	26,386	41,864
Total liabilities and stockholders’ equity	$37,811	$47,860

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Sponsored research	$869	$344	$1,609	$1,032
Milestones	—	—	—	4,500
License fees	417	125	454	375
Other revenue	109	1	346	504
Total revenues	1,395	470	2,409	6,411

Operating expenses:
Research and development	5,118	4,222	15,152	11,978
General and administrative	1,170	977	3,667	2,570
Amortization of employee stock-based compensation	422	439	1,277	1,195
Total operating expenses	6,710	5,638	20,096	15,743

Loss from operations	(5,315)	(5,168)	(17,687)	(9,332)
Other income (expense):
Interest income	258	176	767	306
Interest expense	(50)	(60)	(156)	(171)
Total interest and other income (expense)	208	116	611	135
Net loss	$(5,107)	$(5,052)	$(17,076)	$(9,197)
Basic and diluted net loss per share	$(0.28)	$(0.29)	$(0.95)	$(1.24)
Shares used to compute basic and diluted net loss per share	17,978	17,707	17,905	7,435

The composition of employee stock-based compensation is as follows:
Research and development	$291	$305	$883	$833
General and administrative	131	134	394	362
	$422	$439	$1,277	$1,195

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities
Net loss	$(17,076)	$(9,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred employee stock-based compensation	1,277	1,195
Amortization of deferred compensation on tendered shares	134	134
Deferred rent	(67)	(41)
Depreciation and amortization	650	508
Amortization of discount on equipment loan	5	10
Stock options issued for services	58	—
Change in operating assets and liabilities:
Accounts receivable	308	515
Other current assets	(60)	(728)
Other assets	(153)	149
Deferred revenue	5,415	(31)
Accounts payable	(210)	73
Accrued liabilities and other long-term liabilities	207	(127)
Net cash flows used in operating activities	(9,512)	(7,540)

Investing activities
Purchases of securities available-for-sale	(12,171)	(17,370)
Sales/maturities of securities available-for-sale	28,975	15,371
Purchases of property and equipment	(1,269)	(1,006)
Net cash flows provided by (used in) investing activities	15,535	(3,005)

Financing activities
Issuance of common stock	142	31,973
Payments under capital lease obligations	(656)	(569)
Proceeds from capital lease obligations	735	935
Repurchase unvested common stock	(20)	—
Net cash flows provided by financing activities	201	32,339
Increase in cash and cash equivalents	6,224	21,794
Cash and cash equivalents at beginning of year	10,921	11,017
Cash and cash equivalents at end of period	$17,145	$32,811

Supplemental schedule of noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$64

See accompanying notes.

Metabasis Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, see the financial statements and notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The terms “Company” and “we” and “our” are used in this report to refer to Metabasis Therapeutics, Inc.

2.              Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock options. Under APB No. 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized. In conjunction with the Company’s initial public offering completed in June 2004, the Company reviewed its historical exercise prices through June 15, 2004 and, as a result, revised the estimate of fair value for the stock underlying all stock options granted subsequent to June 30, 2002. The weighted average exercise price for the options to purchase 930,000 shares of common stock granted to the Company’s employees and directors during July 2002 through June 15, 2004 was $1.46. With respect to employee and director options granted, the Company has deferred stock compensation balances of $3.4 million and $4.9 million at September 30, 2005 and December 31, 2004, respectively, for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. Deferred stock compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years. Compensation expense related to stock options granted to the Company’s employees and directors was $422,000 and $439,000 for the three months ended September 30, 2005 and 2004, respectively and $1.3 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such stock options. The Company’s pro forma information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net loss applicable to common stockholders as reported	$(5,107)	$(5,052)	$(17,076)	$(9,197)
Add: Stock-based employee compensation expense included in reported net loss	422	439	1,277	1,195
Deduct: Stock-based employee compensation expense determined under fair value method	(535)	(562)	(1,585)	(1,319)
Pro forma net loss applicable to common stockholders	$(5,220)	$(5,175)	$(17,384)	$(9,321)
Basic and diluted net loss per share as reported	$(0.28)	$(0.29)	$(0.95)	$(1.24)
Pro forma basic and diluted net loss per share	$(0.29)	$(0.29)	$(0.97)	$(1.25)

3.              Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive loss, including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(5,107)	$(5,052)	$(17,076)	$(9,197)
Unrealized gain (loss) on available-for-sale investments	10	(11)	7	(19)
Comprehensive loss	$(5,097)	$(5,063)	$(17,069)	$(9,216)

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

The actual net loss per share amounts for the three and nine months ended September 30, 2005 and 2004 were computed based on the shares of common stock outstanding during the respective periods, including the 5.0 million shares of common stock issued in the Company’s  initial public offering on June 21, 2004, an additional 75,000 shares of common stock issued pursuant to the exercise by the underwriters of an over-allotment option on July 20, 2004 and the 11.0 million shares of the Company’s common stock issued upon conversion of the Company’s preferred stock in conjunction with the initial public offering.  As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented below.  In order to provide a more relevant measure of operating results, the following unaudited pro forma net loss per share calculation has been included.  The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted average common shares outstanding for the period, reduced by the weighted average unvested common shares subject to repurchase, and including the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(5,107)	$(5,052)	$(17,076)	$(9,197)

Denominator:
Weighted average common shares	18,231	18,140	18,200	7,868
Weighted average unvested common shares subject to repurchase	(253)	(433)	(295)	(433)
Denominator for basic and diluted net loss per share	17,978	17,707	17,905	7,435
Basic and diluted net loss per share	$(0.28)	$(0.29)	$(0.95)	$(1.24)
Pro forma:
Numerator:
Pro forma net loss	$(5,107)	$(5,052)	$(17,076)	$(9,197)

Denominator:
Shares used above	17,978	17,707	17,905	7,435
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	—	—	6,973
Pro forma shares used to compute basic net loss per share	17,978	17,707	17,905	14,408
Pro forma basic and diluted net loss per share	$(0.28)	$(0.29)	$(0.95)	$(0.64)

The pro forma net loss per share information shown above is not in accordance with GAAP.  This information will necessarily differ from comparable information that may be provided by other companies and should not be considered in isolation or as an alternative to the Company’s operating and other financial information as determined under GAAP.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees and directors using APB No. 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee or director stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee and director stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the Company’s results of operations and EPS had the Company adopted SFAS No. 123 for the three and nine month periods ended September 30, 2005 and 2004, is described in Note 2 above. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on its results of operations, nor the method of adoption it will choose for this new standard.

6.              Subsequent Event

In October 2005, the Company raised approximately $41.3 million in a private placement of common stock and the concurrent issuance of warrants for the purchase of common stock. Placement fees and other expenses were approximately $2.2 million. Under the terms of the financing, the Company sold 7.0 million shares of common stock at $5.86 per share, the closing bid price for the Company’s common stock immediately preceding the entering into of the binding agreement for the transaction. The Company also issued warrants to purchase approximately 2.5 million shares of its common stock at an exercise price of $6.74 per share. At the closing, investors in the financing paid an additional price equal to $0.125 per each share issuable upon exercise of the warrants.

On October 14, 2005 the Company  filed a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the private placement.  This registration statement was declared effective by the SEC on October 27, 2005.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs to address some of the world’s most widespread and costly chronic diseases involving pathways in the liver.   These diseases include metabolic diseases such as diabetes, hyperlipidemia, a disease involving elevated levels of lipids such as cholesterol, and obesity, among others, and liver diseases such as hepatitis and primary liver cancer.  We have established a broad and growing product pipeline targeting large markets with significant unmet medical needs.

We currently have three product candidates in clinical development, CS-917, pradefovir and MB07133, which are being developed for the treatment of type 2 diabetes, hepatitis B and primary liver cancer, respectively. In addition to these product candidates, we have two clinical development candidates, MB07803 and MB07811, which have been recommended for clinical development. MB07803 is a clinical development candidate for the treatment of type 2 diabetes that works by the same mechanism as CS-917. MB07811 is a clinical development candidate for the treatment of high cholesterol and possibly obesity that acts through a liver mechanism. We plan to file Investigational New Drug, or IND, applications for, MB07803 and MB07811 in 2005 and 2006, respectively and expect to commence clinical trials of both MB07803 and MB07811 in 2006.

All of our product candidates and clinical development candidates have been discovered at Metabasis and our discovery efforts are continuing. In addition to our product candidates and clinical development candidates, we have research programs focused on metabolic diseases linked to pathways in the liver such as type 2 diabetes, hyperlipidemia and obesity, as well as liver diseases such as hepatitis C and liver fibrosis. We are developing CS-917 and pradefovir in collaboration with Sankyo Co., Ltd. and Valeant Pharmaceuticals International, respectively. We are independently developing and currently retain all rights to MB07133, MB07803 and MB07811 and all of the compounds generated from our research programs, with the exception of the compounds covered by our two collaborations with Merck & Co., Inc.

We have incurred annual net losses since inception. As of September 30, 2005, our accumulated deficit was approximately $68.4 million. We expect to incur substantial and increasing losses for the next several years as we:

•                  continue to develop current and future clinical development candidates,

•                  commercialize our product candidates, if any, that receive regulatory approval,

•                  continue and expand our research and development programs, and

•                  acquire or in-license products, technologies or businesses that are complementary to our own.

We have a limited history of operations and, to date, we have not generated any product revenues. In addition to our initial public offering in June 2004 and our private placement of common stock and warrants in October 2005, we have financed our operations and internal growth through private placements of preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments and equity investments from our collaborative partners. We have received additional funding through equipment financing arrangements and Small Business Innovation Research, or SBIR, grants.

Our agreements with collaborators may include joint marketing or promotion arrangements of our products or products licensed from our collaborators. For example, we have retained co-promotion rights for CS-917 in North America.  Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any. For example, we have licensed worldwide commercialization rights for pradefovir to Valeant.  In June 2005, we entered into a collaboration agreement with Merck to research, develop and commercialize novel small molecule therapeutics with potential to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity by activating an enzyme in the liver called Adenosine Monophosphate-Activated Protein Kinase, or AMPK.  These compounds, if successfully developed, are designed to target type 2 diabetes by a different mechanism than CS-917 and MB07803, and hyperlipidemia by a different mechanism than MB07811.   We have retained the option for certain co-promotion rights in the U.S. for any product that results from this collaboration.

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

Our clinical development efforts are primarily focused on the ongoing clinical trial of MB07133 and supporting the activities of our development partners for CS-917 and pradefovir. In September 2003, we initiated a Phase I clinical trial of MB07133 in the U.S. and Asia. We are responsible for all costs incurred in the clinical trials of MB07133.  Sankyo and Valeant are responsible for the costs of clinical development of CS-917 and pradefovir, respectively. We are also expending significant resources on advancing MB07811and MB07803 towards clinical development as well as on additional, earlier stage research and development programs.

We are responsible for all costs incurred in our research programs with the exception of the hepatitis C and metabolic disease programs partnered with Merck. Under the terms of our collaboration agreements with Merck, we had received approximately $3.9 million in research funding through September 30, 2005.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, investor relations and human resource functions. Other costs include facility costs not otherwise included in research and development expenses, market research costs and professional fees for legal and accounting services as well as other expenses associated with operating as a publicly traded company.

We anticipate continued increases in general and administrative expenses as our research and development activities continue to expand. These increases will likely include the hiring of additional support personnel.

Other Income (Expense)

Other income (expense) includes interest earned on our cash, cash equivalents and securities available-for-sale, net of interest expense.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share Based Payment.  This statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows.  This statement requires a public entity to expense the cost of employee and director services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  On April 14, 2005 the Securities and Exchange Commission announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006, for calendar year companies.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees and directors using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee or director stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee and director stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004, please see the discussion in Note 2 to our unaudited financial statements included elsewhere in this quarterly report on Form 10-Q.  Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on our results of operations, nor the method of adoption we will choose for this new standard.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

Revenues.    Revenues were $1.4 million for the three months ended September 30, 2005, compared with $470,000 for the three months ended September 30, 2004. The $925,000 increase was primarily the result of increased license fee revenue of $292,000 and increased research funding of $525,000 from our AMPK collaboration with Merck entered into in June 2005.

Research and Development Expenses.    Research and development expenses were $5.1 million for the three months ended September 30, 2005, compared with $4.2 million for the three months ended September 30, 2004. The $896,000 increase was mainly due to a $421,000 increase in pre-clinical study fees attributable to our development of MB07811 and MB07803 and a $350,000 increase related to increased staffing levels in our development and research departments.

General and Administrative Expenses.    General and administrative expenses were $1.2 million for the three months ended September 30, 2005, compared with $977,000 for the three months ended September 30, 2004. The $193,000 increase was primarily due to an increase of $91,000 in professional services and other expenses associated with becoming a publicly-traded company and a $58,000 increase related to increased staffing levels in our business development and human resources departments.

Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded amortization of deferred stock-based compensation of approximately $422,000 and $439,000 for the three months ended September 30, 2005 and 2004, respectively. We anticipate recording amortization of deferred stock-based compensation expense of approximately $420,000, $1.7 million, $1.2 million and $124,000 for the three months ending December 31, 2005 and the years ending December 31, 2006, 2007 and 2008, respectively.

Other Income (Expense).    Net interest income was $208,000 for the three months ended September 30, 2005, compared to net interest income of $116,000 for the three months ended September 30, 2004. The $92,000 increase was a result of higher investment yields in 2005.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Revenues.    Revenues were $2.4 million for the nine months ended September 30, 2005, compared with $6.4 million for the nine months ended September 30, 2004. The $4.0 million decrease in revenues for the nine-month period ended September 30, 2005 compared to the prior year period was due primarily to milestone payments totaling $4.5 million earned in 2004 and no milestones achieved in 2005.  This decrease was offset primarily by an increase in research funding of $577,000 as a result of our new AMPK collaboration with Merck entered into in June 2005.

Research and Development Expenses.    Research and development expenses were $15.2 million for the nine months ended September 30, 2005, compared with $12.0 million for the nine months ended September 30, 2004. The $3.2 million increase was mainly due to a $1.4 million increase in pre-clinical study fees attributable to our development of MB07811 and MB07803 and a $1.3 million increase related to increased staffing levels in our development and research departments.

General and Administrative Expenses.    General and administrative expenses were $3.7 million for the nine months ended September 30, 2005, compared with $2.6 million for the nine months ended September 30, 2004. The $1.1 million increase was primarily due to an increase of $508,000 in professional services and other expenses associated with becoming a publicly-traded company and a $366,000 increase related to increased staffing levels in our investor relations, business development and human resources departments.

Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded amortization of deferred stock-based compensation of approximately $1.3 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Other Income (Expense).    Net interest income was $611,000 for the nine months ended September 30, 2005, compared to net interest income of $135,000 for the nine months ended September 30, 2004. The $476,000 increase was a result of higher investment yields in 2005 as well as higher levels of invested cash from the proceeds of our initial public offering in June 2004.

Liquidity and Capital Resources

On June 21, 2004, we completed an initial closing of our initial public offering in which we sold 5.0 million shares of common stock for proceeds of $30.6 million, net of underwriting discounts and commissions and other offering expenses. In addition, on July 20, 2004, we completed an additional closing of our initial public offering in which we sold an additional 75,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds of $0.5 million, net of underwriting discounts and commissions. Prior to our initial public offering, we financed our operations and internal growth primarily through private placements of preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments and equity investments from our collaborative partners. Additional funding has come through equipment financing arrangements and via our receipt of SBIR grant funds.

In October 2005, we raised approximately $41.3 million in a private placement of common stock and the concurrent issuance of warrants for the purchase of common stock. Placement agent fees and other offering expenses were approximately $2.2 million. Under the terms of the financing, we sold 7.0 million shares of common stock at $5.86 per share, the closing bid price for our common stock immediately preceding the entering into of the binding agreement for the transaction. We also issued warrants to purchase approximately 2.5 million shares of our common stock at an exercise price of $6.74 per share. At the closing, investors in the financing paid an additional price equal to $0.125 per each share issuable upon exercise of the warrants.

In June 2005, we entered into a collaboration agreement with Merck to research, develop and commercialize novel small molecule therapeutics with the potential to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity by activating AMPK.  As part of this collaboration, Merck paid an initial non-refundable license fee of $5.0 million in July 2005 and will provide research support funding of a minimum of $2.1 million each year during the three-year research term.

As of September 30, 2005, we had financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $4.9 million, of which $2.3 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.6% to 11.5%, and are due in monthly installments through September 2009. Additionally, we have received cumulative SBIR grant funding of approximately $1.4 million through September 30, 2005.

As of September 30, 2005, we had $33.3 million in cash and cash equivalents and securities available-for-sale as compared to $43.9 million as of December 31, 2004, a decrease of $10.6 million. The decrease was primarily due to the use of approximately $15.2 million in cash to fund ongoing operations and principal and interest payments on capital lease obligations offset by the receipt in July 2005 of a $5.0 million non-refundable license payment under our AMPK collaboration with Merck.  Net cash provided by investing activities of $15.5 million for the nine months ended September 30, 2005 resulted from net sales/maturities of investments of $16.8 million offset by $1.3 million of equipment purchases. Net cash provided by financing activities was $201,000 primarily resulting from proceeds from capital lease obligations, net of principal payments.

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

We believe that our existing cash, cash equivalents and securities available-for-sale, including the proceeds from our recent $41.3 million private placement of common stock, will be sufficient to meet our projected operating requirements through at least the next twelve months.

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

As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

We have expended significant time, money and effort in the development of our three current product candidates, CS-917, pradefovir and MB07133, and our two current clinical development candidates, MB07803 and MB07811. To date, clinical trials with CS-917 have demonstrated it was capable of significantly lowering blood glucose levels in type 2 diabetics.  Likewise, clinical trials conducted to date in patients treated with pradefovir have provided strong evidence of efficacy as measured by clinically and statistically significant reductions in serum HBV DNA.  Recent interim results from a Phase IIb clinical trial indicated that pradefovir produced greater viral load reductions than the marketed drug Hepsera®.  However, our product candidates will require additional development, clinical trials and regulatory clearances before they can be commercialized. Positive results from pre-clinical studies and early clinical trials do not necessarily mean later clinical trials will succeed. Before we can market any of our product candidates or clinical development candidates, we will need to demonstrate that they are safe and effective in humans, and we will also need to obtain necessary marketing approval from the U.S. Food and Drug Administration, or FDA, or similar foreign regulatory agencies. Our product development efforts may not lead to commercial drugs, either because our product candidates or clinical development candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue our product candidates through the clinical trial process. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

The targeted endpoints for clinical trials of CS-917 and pradefovir have been, and will continue to be, primarily established by Sankyo and Valeant, respectively. We are solely responsible for establishing the targeted endpoints for clinical trials of MB07133 as well as MB07811 and MB07803, should we initiate clinical trials of those clinical development candidates as we currently expect. These targeted endpoints may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, pre-clinical and clinical data can be interpreted in different ways, and the FDA or other foreign regulatory agencies may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the commercialization of these product candidates.

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

For example, the inhibition of gluconeogenesis can cause elevated levels of lactic acid, or lactate, which, if high and sustained under certain conditions, could lead to lactic acidosis, a serious and potentially fatal condition. Certain pre-clinical animal studies have shown that CS-917 raises lactate levels two- to three-fold in some but not all animal models.  Elevated lactate levels have also been observed in certain human clinical trials of CS-917.  For example, in a 28-day Phase II clinical trial of CS-917, isolated instances of lactate elevation significantly above the normal range were seen in some patients in both CS-917 and placebo treated groups over the course of the 28 days. No patient exhibited sustained lactate levels significantly above the normal range over a period of consecutive days during the study. However, one patient who received 200 milligrams of CS-917 twice a day was withdrawn from the study by the investigator on day 15 due to concerns over consistently elevated lactate levels measured the previous day.  Other incidences of elevated lactate levels have been observed and will likely occur in the future.

Our drugs could also exhibit adverse interactions with other drugs.  For instance, in March 2005, we were notified by Sankyo that two serious adverse events involving lactic acidosis had occurred in two patients in a clinical trial evaluating the interaction of CS-917 with metformin. The serious adverse events were resolved after medical intervention. The two patients were administered CS-917 in combination with metformin. At high blood levels metformin is believed to cause mitochondrial toxicity, a cellular toxicity, which can cause lactic acidosis.   These dangerous levels are known to occur in patients with significant renal dysfunction who are inappropriately given metformin.  Consequently, metformin is contraindicated for use in patients with significant renal dysfunction.  After the adverse events occurred, three clinical trials that were ongoing at the time were stopped while one Phase I clinical trial which did not combine CS-917 with metformin continued and was completed.  It was subsequently determined that the two patients that experienced the lactic acidosis had blood levels of metformin that were elevated compared to other patients in the study that received metformin before administration of CS-917.  After CS-917 administration, when the two patients were being administered metformin and CS-917 the metformin blood levels increased significantly, into a range that is associated with lactic acidosis.  CS-917 blood levels also rose higher than expected.  The reason for the unexpectedly high blood levels of both drugs in these two patients is unknown at this time.  In July 2005, after completing a comprehensive review of the program and the events and data surrounding the two serious adverse events, we and Sankyo concluded that the lactic acidosis observed in the two patients was likely due to the significantly increased blood levels of metformin described above which in turn likely led to mitochondrial toxicity.  Subsequently, Sankyo decided that Phase IIb clinical trials of CS-917 could safely resume assuming the FDA has no objections to Sankyo’s proposed clinical trial protocol.  Assuming no such objections occur, we expect Sankyo intends to commence a Phase IIb study of CS-917, which will allow measurement of the regulatory endpoint HbA1c, in the first quarter of 2006.  In addition, Sankyo will likely conduct additional studies combining CS-917 with other diabetes drugs to assess both the safety and eventually the potential for enhanced efficacy with the combination.  However, further combination of CS-917 and metformin is not likely unless additional data suggests that the elevation of metformin blood levels as seen in the two patients can be avoided through patient exclusion or through the administration of CS-917 at lower doses or through other means.  In addition, based on the results of this comprehensive review we have resumed development of our second-generation product candidate for diabetes, MB07803, and we expect to commence clinical trials of this product candidate early in 2006.

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

In addition, undesirable side effects seen in the clinical trials of our product candidates, such as those recently observed with CS-917, may have other significant adverse implications on our business, for example:

•                  we may be unable to obtain additional financing on acceptable terms, if at all,

•                  our stock price could decline,

•                  our collaborators may ultimately terminate development of our partnered products, may further decide not to develop backup product candidates and may terminate our agreements,

•                  if these agreements were terminated we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all,

•                  if we were to later continue the clinical trials of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their sale,

•                  we may be subject to product liability or stockholder litigation, and

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

We have entered into collaborations with Sankyo and Valeant for the development and commercialization of CS-917 and pradefovir, respectively. Sankyo and Valeant have agreed to finance the clinical trials for CS-917 and pradefovir, respectively, and, if they are approved, manufacture and market them. Accordingly, we are dependent on Sankyo and Valeant to gain FDA and other foreign regulatory agency approval of, and to commercialize, CS-917 and pradefovir.  We have also entered into two collaborations with Merck.  The first collaboration with Merck seeks to develop and commercialize new products for the treatment of hepatitis C infection and the second seeks to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity. Although our collaborations with Merck have not yet yielded any product candidates, should they be successful, we will be dependent on Merck for further development and commercialization of any resulting product candidates.  In addition, since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may be based upon our technologies, including MB07133, MB07811 and MB07803 we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these potential products. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all.

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

Our agreement with Merck to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity may include the development of compounds owned or controlled by Merck. Accordingly, if Merck terminates this collaboration it may be prove difficult for us to continue development of such compounds.

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

Sankyo and Valeant are responsible for conducting clinical trials of CS-917 and pradefovir, respectively. Although our collaborations with Merck to discover product candidates for the treatment of hepatitis C and  metabolic diseases including type 2 diabetes, hyperlipidemia and obesity have not yet yielded product candidates, should they be successful, we will be dependent on Merck to conduct clinical trials of any resulting product candidates. We intend to rely on other third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials of MB07133, MB07811, MB07803 and any other product candidates that we may develop for which a collaborator is not responsible for clinical development. If Sankyo, Valeant, Merck or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to clinical protocols or for other reasons, clinical trials may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

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

Competitors to pradefovir may include, but are not limited to: Intron® A (interferon alfa-2b), marketed by Schering-Plough Corporation, Epivir-HBV® and Zeffix® (lamivudine), marketed by GlaxoSmithKline, Hepsera (adefovir dipivoxil), marketed in the U.S. by Gilead Sciences, Inc., and Baraclude™ (entecavir), marketed by Bristol-Myers Squibb Company. Pradefovir and Hepsera are prodrugs of the same active drug, and therefore will directly compete. In order to effectively compete with Hepsera, pradefovir may have to be significantly more beneficial or less expensive than Hepsera.  Another potential competitor is Viread® (tenofovir),which is currently marketed by Gilead for the treatment of HIV and is currently in Phase III clinical trials for the treatment of chronic hepatitis B.

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

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products. Sankyo and Valeant are responsible for worldwide marketing and commercialization for CS-917 and pradefovir, respectively, although we have an option to co-promote CS-917 in North America with Sankyo. Although our hepatitis C and metabolic disease collaborations with Merck have not yet yielded product candidates, should they be successful, Merck will be responsible for worldwide marketing and commercialization of any resulting product candidates (subject to, in the case of our metabolic disease collaboration, our option to co-promote the product in the U.S. with certain financial assistance from Merck).  In order to co-promote any of these products, or to commercialize MB07133, MB07811, MB07803 or any future product candidates, we must develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform these services. Even though we may receive financial assistance from Merck if we exercise our co-promotion option under the metabolic disease collaboration developing a sales force is expensive, and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 87 as of September 30, 2005. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we fail to attract and keep key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. The loss of the services of any principal member of our management or scientific staff, particularly Paul K. Laikind, Ph.D., our Chairman of the Board, Chief Executive Officer and President, and Mark D. Erion, Ph.D., our Executive Vice President of Research and Development and Chief Scientific Officer, could delay or prevent the commercialization of our product candidates. We employ these individuals on an “at-will” basis and their employment can be terminated by us or them at any time, for any reason and with or without notice, subject to the terms of their stock restriction agreements and severance agreements.

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

We have incurred net losses from our inception. As of September 30, 2005, we had an accumulated deficit of approximately $68.4 million. We expect to increase our operating expenses over the next several years as we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Decisions or actions regarding patent filing are complex and we may not be successful in protecting our products from competition. Patent positions for products are highly uncertain and involve complex legal and factual questions which may ultimately be decided to the detriment of our products’ competitive positions’ in the U.S. and other countries. We may not be able to develop patentable products or processes in the U.S. and other countries, and may not be able to obtain patents from pending applications. Even if patent claims are allowed in the U.S. and other countries, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Any patents or patent rights that we obtain in the U.S. and other countries may be circumvented, challenged or invalidated by our competitors. In addition, we are dependent on outside patent firms for advice and action regarding our efforts to secure patents. Should these firms fail to take appropriate action to secure or enforce our patents in a timely manner, or should they provide us with incorrect or inappropriate advice it could be detrimental to our patent positions.

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

The radioactive isotopes and compounds we use can cause radiation contamination to our facility. State and federal laws require that before permanently leaving a facility in which radioactive materials have been used, the user of the radioactive materials must make certain that the facility passes a series of tests known as decommissioning. The decommissioning process is highly regulated and may be expensive. In connection with  our recent move to our new facility, we have incurred, and will continue to incur, costs in the decommissioning of our previous facility. We cannot predict the ultimate amount of these costs, and they may be substantial.

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

Our research and development and manufacturing activities involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. If one of our employees was accidentally injured from the use, storage, handling or disposal of these materials, the medical costs related to his or her treatment would be covered by our workers’ compensation insurance policy. We maintain pollution liability insurance which is intended to cover damages and fines arising from biological and hazardous waste exposure and contamination, up to an aggregate limit of $5 million.  However, this coverage may not be adequate to satisfy any liability that may arise.  Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our insurance coverage and potentially, our other resources.

Risks Related to the Securities Markets and Investment in our Common Stock

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 74% of our common stock as of October 31, 2005. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.

A large portion of our shares are held by a small number of persons and investment funds.  In addition, these persons and funds hold warrants to purchase 3,797,176 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. Moreover, several of our stockholders and warrant holders have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares they currently hold or may acquire upon exercise of  warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders. For example, the SEC recently declared effective a registration statement we filed covering the resale of the shares of common stock we issued in our recent private placement and the shares of common stock issuable upon exercise of the warrants issued in the private placement.   Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock.

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

As of September 30, 2005, we had used approximately $22.1 million of the initial public offering proceeds for investments in medium-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.  We had used the remainder primarily for the development of MB07133, MB07811, MB07803 and the lead compounds in our advanced research programs and to a lesser extent, to continue and expand our other research and development activities and for general corporate purposes.

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

Date: November 14, 2005	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)