Form 10-Q
period 2006-03-31
METABASIS THERAPEUTICS INC
filed 2006-05-11
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2006 was 30,267,057.

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.
Balance Sheets
(In thousands, except par value data)

	March 31, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$49,070	$32,597
Securities available-for-sale	47,830	34,296
Accounts receivable	260	928
Other current assets	1,728	1,241
Total current assets	98,888	69,062

Property and equipment, net	5,738	4,664
Other assets	152	152

Total assets	$104,778	$73,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,045	$1,745
Accrued liabilities	4,034	4,392
Deferred revenue, current portion	2,192	2,192
Current portion of capital lease obligations, net of discount	1,323	1,042
Total current liabilities	8,594	9,371
Deferred revenue, net of current portion	2,046	2,463
Deferred rent	692	330
Other long-term liabilities	8	6
Capital lease obligations, net of current portion	3,243	2,126

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at March 31, 2006 and December 31, 2005, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2006 and December 31, 2005; 30,267 and 25,313 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	30	25
Additional paid-in capital	172,629	137,822
Deferred compensation	—	(3,266)
Accumulated deficit	(82,411)	(74,945)
Accumulated other comprehensive loss	(53)	(54)
Total stockholders’ equity	90,195	59,582

Total liabilities and stockholders’ equity	$104,778	$73,878

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2006	2005

Revenues:
Sponsored research	$525	$344
License fees	417	—
Other revenue	31	53
Total revenues	973	397

Operating expenses:
Research and development	7,221	5,394
General and administrative	1,818	1,443
Total operating expenses	9,039	6,837

Loss from operations	(8,066)	(6,440)
Other income (expense):
Interest income	673	259
Interest expense	(73)	(54)
Total other income	600	205
Net loss	$(7,466)	$(6,235)

Basic and diluted net loss per share	$(0.30)	$(0.35)
Shares used to compute basic and diluted net loss per share	25,250	17,843

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Operating activities
Net loss	$(7,466)	$(6,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	687	429
Amortization of deferred compensation on tendered shares	45	44
Deferred rent	362	(25)
Depreciation and amortization	337	208
Amortization of discount on equipment loan	—	3
Change in operating assets and liabilities:
Accounts receivable	668	205
Other current assets	(487)	12
Other assets	—	(153)
Deferred revenue	(417)	377
Accounts payable	(700)	(220)
Accrued liabilities and other long-term liabilities	(356)	52
Net cash flows used in operating activities	(7,327)	(5,303)

Investing activities
Purchases of securities available-for-sale	(22,713)	(3,751)
Sales/maturities of securities available-for-sale	9,180	6,712
Purchases of property and equipment	(1,411)	(111)
Net cash flows (used in) provided by investing activities	(14,944)	2,850

Financing activities
Issuance of common stock, net	37,346	16
Payments under capital lease obligations	(266)	(242)
Proceeds from capital lease obligations	1,664	—
Net cash flows provided by (used in) financing activities	38,744	(226)
Increase (decrease) in cash and cash equivalents	16,473	(2,679)
Cash and cash equivalents at beginning of period	32,597	10,921
Cash and cash equivalents at end of period	$49,070	$8,242

See accompanying notes.

Metabasis Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

1.            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, see the financial statements and notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-K filed with the SEC.

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

2.             Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the condensed financial statements based on the fair values of such payments.

The Company maintains three shareholder-approved share-based compensation plans that are subject to the requirements of SFAS No. 123R.  The Amended and Restated 2001 Equity Incentive Plan (“Equity Incentive Plan”) provides for the grant of stock options and restricted stock to officers, directors and employees of, and consultants and advisors to, the Company.  The 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Stock Option Plan”) provides for the grant of non-statutory stock options to non-employee directors.  As of March 31, 2006, approximately 1,696,000 shares of common stock remained available for issuance under the Equity Incentive Plan and approximately 337,000 shares of common stock remained available for issuance under the Directors’ Stock Option Plan.  The 2004 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”) provides a means by which employees may purchase common stock at a discount through payroll deductions and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.  During the three months ended March 31, 2006, there were no shares issued under the Employee Stock Purchase Plan and approximately 877,000 shares were reserved for future issuance as of March 31, 2006.

Grants under the Equity Incentive Plan and the Directors’ Stock Option Plan are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant.  Grants under the Equity Incentive Plan are either “incentive stock option grants” if they are granted to employees or “non-qualified stock option grants” if granted to non-employees.  Grants under the Directors’ Stock Option Plan are “non-qualified stock option grants.”  Options under both the Equity Incentive Plan and the Directors’ Stock Option Plan may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by or a director of the Company on the vesting date. Options under the Equity Incentive Plan generally vest over four years and expire ten years from the date of grant.  Options under the Directors’ Plan generally vest from one to two years, and expire ten years from the date of grant. The Company made no modifications to outstanding options with respect to vesting periods or exercise prices prior to adopting SFAS No. 123R.  Rights to purchase shares under the Employee Stock Purchase Plan are granted on an individual employee by employee basis allowing them to purchase stock at a discount during offering periods of 6, 12, 18 or 24 months with purchases occurring every six months.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, which provides guidance on the implementation of SFAS No. 123R. The Company applied the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R.

The Company adopted SFAS No. 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense under both the Equity Incentive Plan and the Directors’ Stock Option Plan will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005, and will be recognized over the requisite service period which is typically the period over which the stock-based compensation awards vest.  Compensation expense under the Employee Stock Purchase Plan will be recognized based on the fair value on the date that the purchase rights were granted in accordance with the provisions of SFAS No. 123R for all new grants effective January 1, 2006, and for share purchase rights granted prior to but not vested as of December 31, 2005, and will be recognized over the remaining period of each grant’s respective offering period.

Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to qualified stock option grants for those periods. In accordance with SFAS No. 123R, the Company recognized share-based compensation expense for all three plans as follows (in thousands):

Three months ended March 31, 2006

Stock-based compensation expense:
Research and development	$426
General and administrative	261
Total stock-based compensation expense	687

Net effect on net income	$687
Effect on income per share:
Basic and diluted	$(0.03)

As a result of adopting SFAS No. 123R, the Company’s net loss for the three months ended March 31, 2006 is approximately $269,000 greater than if the Company had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.29 if the Company had not adopted SFAS No. 123R compared to reported basic and diluted net loss per share of $0.30.

Compensation expense for all options granted under the Equity Incentive Plan and the Directors’ Stock Option Plan during the three-month period ended March 31, 2006 was recognized on a straight line basis over the vesting period of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience. The estimated fair value of the options and share purchase rights granted during the first quarter of 2006 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The following summarizes the assumptions used in the Black-Scholes model as applied in the first quarter of 2006:

	March 31, 2006
	Equity Incentive Plan and Directors’ Stock Option Plan	Employee Stock Purchase Plan
Risk-free interest rate (1)	4.4%	4.4%
Volatility (2)	71.0%	70.0%
Dividend yield (3)	0.0%	0.0%
Expected Life (4)	6.1 years	1.25 years
Weighted average fair value at date of grant	$5.97	$1.57

(1)   The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option and the share purchase right.

(2)   Expected volatility is based on the weighted average volatility of the Company’s stock factoring in daily share price observations and the historical price volatility of certain peers within the Company’s industry sector. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option and the share purchase right.

(3)   No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option and the share purchase right.

(4)   The expected life of employee stock options represents the average of the contractual term of the options and the weighted average vesting period, as permitted under the simplified method, under SAB No. 107.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated to be $21,000 for the options granted during the three months ended March 31, 2006, based on historical experience. In the Company’s pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation, for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following is a summary of stock option activity under the Equity Incentive Plan and the Directors’ Stock Option Plan as of December 31, 2005, and changes during the three months ended March 31, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2005	1,405	$3.17
Granted	394	$8.93
Exercised	(15)	$2.13
Terminated	(5)	$5.51
Outstanding at March 31, 2006	1,779	$4.45

Exercisable at March 31, 2006	780	$2.51

The intrinsic value of options exercised during the three months ended March 31, 2006 was $98,000.  The aggregate intrinsic value of stock options exercisable as of March 31, 2006 was $4.9 million. The weighted average contractual life for options outstanding as of March 31, 2006 was 8.3 years.  The weighted average contractual life for options exercisable as of March 31, 2006 was 7.3 years.

The following is a summary of activity for nonvested stock options under the Equity Incentive Plan and the Directors’ Stock Option Plan as of December 31, 2005, and changes during the three months ended March 31, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value Price Per Share
Nonvested at December 31, 2005	730	$5.71
Granted	394	$5.97
Vested	(107)	$5.05
Forfeited	(5)	$3.37
Nonvested at March 31, 2006	1,012	$5.90

As of March 31, 2006, the Company had approximately $6.3 million of unrecognized compensation expense of which $6.0 million related to stock options under the Equity Incentive Plan and the Directors’ Stock Option Plan and $0.3 million related to share purchase rights under the Employee Stock Purchase Plan.  The expense is expected to be recognized over a weighted average period of approximately 1.9 years.  The resulting effect on net loss and net loss per share is not likely to be representative of the effects in future periods due to additional grants, subsequent periods of vesting and changes in volatility and expected life.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under APB Opinion No. 25. In accordance with APB Opinion No. 25, the Company recognized no compensation expense for incentive stock option grants. For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB Opinion No. 25.  Compensation expense was recognized and amortized on a straight-line basis over the vesting period of the related options, generally four years.  The Company had a deferred stock compensation balance of $3.3 million at December 31, 2005 for options previously issued with an exercise price less than the fair market value of the shares on the date of grant. Upon adoption of SFAS No. 123R, deferred stock compensation was eliminated against additional paid-in-capital.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in the first quarter of 2006. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior three-month period ended March 31, 2005 (in thousands, except per share data):

Three months ended March 31, 2005

Net loss applicable to common stockholders as reported	$(6,235)
Add: Stock-based employee compensation expense included in reported net loss	429
Deduct: Stock-based employee compensation expense determined under fair value method	(517)
Pro forma net loss applicable to common stockholders	$(6,323)

Basic and diluted net loss per share as reported	$(0.35)
Pro forma basic and diluted net loss per share	$(0.35)

The weighted average fair value at date of grant for options granted during the three months ended March 31, 2005 was $3.41. The intrinsic value of options exercised during the three months ended March 31, 2005 was $68,000.

The Company accounts for stock options granted to non-employees for acquiring, or in conjunction with selling, goods and services in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services, and accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Expense recognized for acquiring, or in conjunction with selling, goods and services for the quarters ended March 31, 2006 and 2005 were not material.

3.             Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive loss, including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows:

	Three months ended March 31,
	2006	2005

Net loss	$(7,466)	$(6,235)

Unrealized gain (loss) on available for-sale investments	1	(37)

Comprehensive loss	$(7,465)	$(6,272)

4.             Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

	Three months ended March 31,
	2006	2005

Actual:
Numerator:
Net loss	$(7,466)	$(6,235)

Denominator:
Weighted average common shares	25,434	18,180
Weighted average unvested common shares subject to repurchase	(184)	(337)
Denominator for basic and diluted net loss per share	25,250	17,843

Basic and diluted net loss per share	$(0.30)	$(0.35)

5.             Registered Direct Offering

In March 2006, the Company raised approximately $40 million in gross proceeds in a registered direct offering involving the sale of approximately 4.9 million shares of common stock at a price of $8.10 per share.  Placement agency fees and other offering expenses were approximately $2.7 million.  These shares were offered pursuant to an effective registration statement that the Company had previously filed with the SEC.

6.             New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s operating results or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and notes to those statements as of and for the year ended December 31, 2005 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2006. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

We currently have four product candidates in clinical trials, pradefovir, CS-917, MB07133 and MB07803.  Pradefovir and MB07133 are being developed for the treatment of hepatitis B and primary liver cancer, respectively.  CS-917 and MB07803 work by the same mechanism and are both being developed for the treatment of type 2 diabetes.

We have incurred annual net losses since inception. As of March 31, 2006, our accumulated deficit was approximately $82.4 million. We expect to incur substantial and increasing losses for the next several years as we:

•      continue to develop current and future clinical development candidates,

•      commercialize our product candidates, if any, that receive regulatory approval,

•      continue and expand our research and development programs, and

•      acquire or in-license products, technologies or businesses that are complementary to our own.

We have a limited history of operations and, to date, we have not generated any product revenues. We have financed our operations and internal growth through public and private placements of common and preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments and equity investments from our collaborative partners. We have received additional funding through equipment financing arrangements and Small Business Innovation Research, or SBIR, grants.

Our agreements with collaborators may include joint marketing or promotion arrangements of our products. For example, we have retained co-promotion rights for CS-917 in North America with Daiichi Sankyo, Co. Ltd.  Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any. We have licensed worldwide commercialization rights for pradefovir to Valeant Pharmaceuticals International who recently announced that it planned to sublicense pradefovir as part of an overall restructuring of Valeant’s operations. We have retained rights to MB07133, MB07803, MB07811 and all of the compounds generated from our current research programs, with the exception of product candidates covered by our collaborations with Merck & Co., Inc. We intend to eventually market one or more of the product candidates for which we retain commercialization rights through our own sales force or with a co-promotion partner in the U.S. and through strategic collaborations abroad.

We will rely on our partners or third-party manufacturers to produce sufficient quantities of these products for preclinical and clinical studies and large-scale commercialization upon their approval.

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

Research and Development

Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, costs associated with preclinical development and clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred.

Our research and development activities are primarily focused on the clinical development of MB07133, MB07803 and the potential further advanced preclinical development and potential clinical trials of MB07811. In addition, research and development activities include work on lead compounds in our other research programs.  We plan to file an Investigational New Drug application, or IND, for MB07811 and to commence clinical trials of MB07811 in 2006, if the preclinical data is supportive and the proposed clinical trials are cleared by the U.S. Food and Drug Administration, or FDA.  We are responsible for all costs incurred in our research programs with the exception of the AMPK program partnered with Merck. Under the terms of our collaboration agreements with Merck, we had received approximately $4.9 million in sponsored research funding through March 31, 2006.  Valeant and Daiichi Sankyo are responsible for the costs of clinical development of pradefovir and CS-917, respectively.

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

Generally, Phase I clinical trials can be expected to last from 6 to 18 months, Phase II clinical trials can be expected to last from 12 to 24 months and Phase III clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the total costs of clinical trials and the likelihood of success. Although we are currently focused primarily on advancing MB07133 and MB07803 through clinical development and MB07811 into clinical development, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of its market potential.

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

Other Income (Expense)

Other income (expense) includes interest earned on our cash, cash equivalents and securities available-for-sale, net of interest expense on capital lease obligations.

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

Revenue Recognition.  Our revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables. Our agreements generally contain multiple elements, including downstream milestones and royalties. All fees are nonrefundable. Revenue from milestones is recognized when earned, provided that:

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

Stock-Based Compensation.  We estimate the fair value of stock options granted using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the option’s expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payments, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.  We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces Accounting Principals Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on our operating results or financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues.    Revenues were $973,000 for the three months ended March 31, 2006, compared with $397,000 for the three months ended March 31, 2005. The $576,000 increase was mainly due to increased sponsored research and license fee revenues from our AMPK collaboration with Merck entered into in June 2005.

Research and Development Expenses.    Research and development expenses were $7.2 million for the three months ended March 31, 2006, compared with $5.4 million for the three months ended March 31, 2005. The $1.8 million increase was mainly due to a $822,000 increase in preclinical and clinical study fees attributable to our development of MB07811, MB07133 and MB07803, a $469,000 increase in deferred rent and depreciation on new equipment associated with our new facility, an increase of $400,000 related to the hiring of additional personnel in our development and research departments and an increase of $130,000 in stock compensation expense due to the implementation of SFAS No. 123R.

General and Administrative Expenses.    General and administrative expenses were $1.8 million for the three months ended March 31, 2006, compared with $1.4 million for the three months ended March 31, 2005. The $400,000 increase was primarily due to an increase of $157,000 related to the hiring of additional personnel in our investor relations department, an increase of $129,000 in stock compensation expense due to the implementation of SFAS No. 123R and an increase of $114,000 in travel, deferred rent associated with our new facility and other administrative costs.

Other Income (Expense).    Net interest income was $600,000 for the three months ended March 31, 2006, compared to net interest income of $205,000 for the three months ended March 31, 2005. The $395,000 increase was a result of higher investment yields in the first quarter of 2006 as well as higher levels of invested cash from the proceeds of our financing in October 2005.

Liquidity and Capital Resources

We financed our operations and internal growth primarily through public and private placements of common and preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments and equity investments from our collaborative partners. Additional funding has come through equipment financing arrangements and via our receipt of SBIR grant funds.

In March 2006, we raised approximately $40 million in gross proceeds in a registered direct offering involving the sale of approximately 4.9 million shares of our common stock at a price of $8.10 per share.  Placement agency fees and other offering expenses were approximately $2.7 million.  These shares were offered pursuant to an effective registration statement that we had previously filed with the Securities and Exchange Commission.

As of March 31, 2006, we had financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $6.3 million, of which $4.6 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.6% to 11.5%, and are due in monthly installments through October 2015. Additionally, we have received cumulative SBIR grant funding of approximately $1.5 million through March 31, 2006.

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

In June 2005, we entered into a collaboration agreement with Merck to research, develop and commercialize novel small molecule therapeutics with the potential to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity by activating AMPK.  As part of this collaboration, Merck paid an initial non-refundable license fee of $5.0 million in July 2005 and will provide sponsored research funding of a minimum of $2.1 million each year during the three-year research term.

As of March 31, 2006, we had $96.9 million in cash and cash equivalents and securities available-for-sale as compared to $66.9 million as of December 31, 2005, an increase of $30.0 million. The increase was primarily due to the net receipt of $37.3 million in our March 2006 financing which was offset by our use of approximately $7.3 million in cash to fund ongoing operations.  Net cash of $1.4 million was used in investing activities for the purchase of capital equipment for the three months ended March 31, 2006. Net cash provided by financing activities was $1.3 million primarily resulting from proceeds from capital lease obligations, net of principal payments.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, cash payments under our strategic collaborations, debt financing arrangements and grants. In addition, we may finance future cash needs through the sale of other equity securities, entering into additional strategic collaboration agreements, government grants and debt financing. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under current or future agreements. In addition, we cannot be sure that our existing cash, cash equivalents and securities available-for-sale will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2005.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks described below include certain revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Risks Related to our Business

We are dependent on the success of one or more of our current product candidates and clinical development candidate, and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have expended significant time, money and effort in the development of our four current product candidates, pradefovir, CS-917, MB07133 and MB07803, and our current clinical development candidate, MB07811. Clinical trials conducted to date in patients treated with pradefovir have provided evidence of efficacy as measured by various parameters that we believe to be clinically and statistically significant. However, no pivotal, adequate and well-controlled clinical trials designed to provide clinical and statistically adequate proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our products. All of our product candidates will require additional development, clinical trials and regulatory clearances before they can be commercialized. Positive results from preclinical studies and early clinical trials do not necessarily mean later clinical trials will succeed. Our product development efforts may not lead to commercial drugs, either because our product candidates or clinical development candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue our product candidates through the clinical trial and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

Success in preclinical testing and early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our product candidates is limited, and to date our product candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these product candidates.

The targeted endpoints for clinical trials of pradefovir and CS-917 have been, and will continue to be, primarily established by Valeant (and possibly a future collaborator on the development of pradefovir) and Daiichi Sankyo, respectively. We are solely responsible for establishing the targeted endpoints for clinical trials of MB07133 and MB07803, as well as MB07811 should we initiate clinical trials of that clinical development candidate, as we currently expect. These targeted endpoints may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, preclinical and clinical data can be interpreted in different ways, and the FDA or other foreign regulatory agencies may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the commercialization of these product candidates.

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

For example, the inhibition of gluconeogenesis can cause elevated levels of lactic acid, or lactate, which, if high and sustained under certain conditions, could lead to lactic acidosis, a serious and potentially fatal condition. Certain preclinical animal studies have shown that CS-917 raises lactate levels two- to three-fold in some but not all animal models. Elevated lactate levels have also been observed in certain human clinical trials of CS-917. For example, in a 28-day Phase II clinical trial of CS-917, isolated instances of lactate elevation significantly above the normal range were seen in some patients in both CS-917 and placebo treated groups over the course of the 28 days. No patient exhibited sustained lactate levels significantly above the normal range over a period of consecutive days during the clinical trial. However, one patient who received 200 milligrams of CS-917 twice a day was withdrawn from the clinical trial by the investigator on day 15 due to concerns over consistently elevated lactate levels measured the previous day. Other incidences of elevated lactate levels have been observed and will likely occur in the future.

Our product candidates could also exhibit adverse interactions with other drugs. For instance, in March 2005, we were notified by Daiichi Sankyo that two serious adverse events involving lactic acidosis had occurred in two patients in a Phase I clinical trial evaluating the interaction of CS-917 with metformin. The serious adverse events were resolved after medical intervention. The two patients were administered CS-917 in combination with metformin. At high blood levels, metformin is believed to cause mitochondrial toxicity, a cellular toxicity, which can cause lactic acidosis. These dangerous levels are known to occur in patients with significant renal dysfunction who are inappropriately given metformin. Consequently, metformin is contraindicated for use in patients with significant renal dysfunction. After the adverse events occurred, three clinical trials that were ongoing at the time were stopped while one Phase I clinical trial which did not combine CS-917 with metformin continued and was completed. It was subsequently determined that the two patients that experienced the lactic acidosis had blood levels of metformin that were elevated compared to other patients in the clinical trial that received metformin before administration of CS-917. After CS-917 administration, when the two patients were being administered metformin and CS-917, the metformin blood levels increased significantly into a range that is associated with mitochondrial toxicity and subsequent lactic acidosis. CS-917 blood levels also rose higher than expected.

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

It is also possible that CS-917 and MB07803 may cause other side effects. In certain preclinical studies, as expected based on the mechanism of these compounds, fasted animals treated with CS-917 showed pronounced hypoglycemia, a condition involving abnormally low blood glucose levels that can lead to coma or death. Hypoglycemia has been observed in one patient participating in a clinical trial that involved multi-day administration of the highest dose tested to date in patients (400 milligrams twice a day). This dose is above what is expected to be used in Phase III clinical trials if warranted. However, we cannot yet rule out the possibility that CS-917 may increase a patient’s susceptibility to hypoglycemia, including the potential for severe hypoglycemia, by inhibiting gluconeogenesis, especially in elderly patients who are already prone to develop this condition. Some rodent models of diabetes studied in preclinical trials of CS-917 demonstrated, at glucose lowering doses, increased levels of fat molecules known as triglycerides, which are associated with an increased risk of cardiovascular disease. Elevated triglyceride levels have not been observed in human clinical trials to date. Other side effects observed during early clinical trials of CS-917 included nausea and vomiting.

We apply our HepDirect® technology to make liver-specific prodrugs of certain compounds. A prodrug is a drug to which a chemical modification has been made that renders it inactive until enzymes in the body convert it to its active form. When converted by the body to their active forms, HepDirect prodrugs produce a byproduct that is within a class of compounds that have the potential of causing toxicity, genetic mutations and cancer. We are unaware of any byproduct-related toxicities demonstrated to date in clinical trials of either pradefovir or MB07133. However, we cannot be certain that this byproduct will not cause adverse effects in current or future clinical trials of these product candidates or other HepDirect prodrugs we may develop. In addition, because our current product candidates are in early stages of development and have been tested in relatively small populations, additional side effects may be observed as their development progresses.

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

We are currently dependent on our collaborations with Valeant and Daiichi Sankyo for development of pradefovir and CS-917, respectively, and events involving these collaborations, our collaborations with Merck, or any future collaborations could prevent us from developing and commercializing our product candidates and achieving or sustaining profitability.

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

We have limited control over the amount and timing of resources that Valeant, Daiichi Sankyo, Merck or any future collaborators devote to our programs or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. In the event that one of our collaborations is terminated, and we believe that the continued development or commercialization of a product candidate or drug compound covered by the collaboration is warranted, we may seek to obtain rights to develop and commercialize the product candidate or drug compound, if we did not already have those rights. We would then determine whether to continue the development or commercialization of the product candidate or drug compound independently or together with a new collaborator. However, in the event that we do not have sufficient resources to independently develop or commercialize the product candidate or drug compound, and we cannot establish a new collaboration on acceptable terms, we would be forced to discontinue its development or commercialization.

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

Any future sublicense of pradefovir may not occur on favorable terms to us, if at all.

In April 2006, Valeant announced that it planned to sublicense pradefovir as part of an overall restructuring of Valeant’s operations.  Valeant has advised us that it plans to continue the development of pradefovir through the initiation of Phase III clinical trials while Valeant seeks to identify a partner to complete the development and potential commercialization of pradefovir for the treatment of hepatitis B virus, or HBV.  In addition, any sublicense of pradefovir is subject to our consent, which may not be unreasonably withheld.  We may disagree with Valeant regarding the sublicense, which may result in delays in the development of pradefovir.  Any sublicense of pradefovir by Valeant may not occur on favorable terms to us, if at all, which may adversely impact the future development of pradefovir and may harm our business results.

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

We intend to use our proprietary technologies and our knowledge and expertise to develop and commercialize novel drugs to address some of the world’s most widespread and costly chronic diseases involving pathways in the liver. Our goal is to expand our clinical development pipeline by continuing to recommend new drug compounds for clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming and unpredictable. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compound suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical testing, indications of safety and potential efficacy, that such drug compounds warrant advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to generate significant revenues.

Delays in the commencement or completion of clinical trials could significantly impact our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including:

•      delays in obtaining regulatory approval to commence a clinical trial,

•      delays in reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites,

•      delays in manufacturing sufficient quantities of a product candidate or other materials necessary to conduct the clinical trial,

•      delays in obtaining institutional review board approval to conduct a clinical trial at a prospective site,

•      delays in recruiting and enrolling patients to participate in a clinical trial, and

•      the failure of our collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

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

Valeant and Daiichi Sankyo are currently responsible for conducting clinical trials of pradefovir and CS-917, respectively. Although our collaborations with Merck to discover product candidates for the treatment of hepatitis C and metabolic diseases including type 2 diabetes, hyperlipidemia and obesity have not yet yielded product candidates, should they be successful, we will be dependent on Merck to conduct clinical trials of any resulting product candidates. We intend to rely on other third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials of MB07133, MB07803, MB07811 and any other product candidates that we may develop for which a collaborator is not responsible for clinical development. If Valeant, Daiichi Sankyo, Merck or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to clinical protocols or for other reasons, clinical trials may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

Because our product candidates, research programs and collaborative efforts depend on our proprietary technologies, adverse events affecting our proprietary technologies may delay or prevent the commercialization of our product candidates.

We used our HepDirect technology to discover pradefovir, MB07133 and in certain other programs and our NuMimetic TM technology to identify CS-917 and MB07803. We intend to use these and future proprietary technologies to expand our product pipeline in the future. We also may leverage our HepDirect and other liver-targeting technology through strategic alliances and collaborations with other companies, such as our hepatitis C collaboration with Merck in which we applied our technology to certain Merck compounds. Our proprietary technologies are subject to many of the same risks as our product candidates, including risks related to:

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

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA or other foreign regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•      a product candidate may not be safe and effective,

•      FDA or other foreign regulatory agency officials may not find the data from preclinical testing and clinical trials sufficient,

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

We are aware of many competitive products currently marketed or under development that are used to treat some of the diseases we have targeted. If CS-917 and/or MB07803 are ultimately determined safe and effective and approved for marketing, these products may compete for market share with established therapies from a number of competitors, including large pharmaceutical companies such as GlaxoSmithKline, Bristol-Myers Squibb, Eli Lilly, sanofi-aventis Group, Novo Nordisk and Takeda Pharmaceuticals. Such marketed products include, but are not limited to the following classes:

•      metformin - members of the biguanide drug class, related to guanidine and the standard of care for type 2 diabetes,

•      sulfonylureas – increase the secretion of insulin by the pancreas, thereby lowering the level of the sugar glucose in the blood,

•      insulins – mimic the naturally occurring hormone “insulin” made by the pancreas to control blood glucose levels,

•      peroxisome proliferator-activated receptor agonists (PPARs) - improve insulin sensitivity by activating certain genes involved in fat synthesis and carbohydrate metabolism,

•      incretin mimetics – mimic the naturally occurring hormone “incretin,” which reduces blood glucose levels by increasing the secretion of insulin from the pancreas, slowing absorption of glucose from the gut, and reducing the action of glucagon (glucagon is a hormone that increases glucose production by the liver),

•      alpha-glucosidase inhibitors - decrease the absorption of carbohydrates from the intestine, resulting in a slower and lower rise in blood glucose throughout the day,

•      glinides - stimulate the pancreas’ beta-cells to produce insulin, and

•      metformin combination therapies – combines metformin with members of the above-mentioned classes, particularly sulfonylureas and PPARs.

Of particular note, metformin is a drug that, like CS-917 and MB07803, inhibits liver glucose production, albeit through an unknown mechanism. Because it does not cause weight gain, metformin is often prescribed as a first line therapy to obese diabetics, who are reported to comprise more than 90% of newly diagnosed type 2 diabetics. Generic forms of metformin have recently become available. Accordingly, unless CS-917 and MB07803 demonstrate significant benefits over metformin or demonstrate that they can be used in the patient population who do not tolerate and/or adequately respond to metformin treatment, the price required to effectively compete with the generic form of metformin may be so low that it becomes uneconomical for us or Daiichi Sankyo to market CS-917 and/or for us to market MB07803. Moreover, if the combination of CS-917 with metformin is contraindicated for safety reasons the market potential of CS-917 could be reduced and/or selling expenses could be increased. Should CS-917 eventually be approved and combination with metformin remains an issue, the FDA may require additional measures be taken during marketing, such as prominent warning labels known as “black-box” warnings, physician education programs and/or other steps to restrict concomitant use of CS-917 and metformin.

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

If pradefovir is ultimately determined safe and effective and approved for marketing, it may compete for market share with established therapies from a number of competitors, including large pharmaceutical companies such as GlaxoSmithKline, Schering-Plough Corporation, Bristol-Myers Squibb, and Hoffman-La Roche. Such marketed products include, but are not limited to the following classes:

•      interferons - mimic the naturally occurring “interferon,” an infection-fighting immune substance produced by the body,

•      nucleoside analogues - chemically engineered nucleoside compounds structurally similar to the building blocks of DNA and RNA that interfere with the replication of HBV, and

•      nucleotide analogues - chemically engineered nucleotide compounds structurally similar to the building blocks of DNA and RNA that interfere with the replication of HBV.

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

There are no currently approved drugs for primary liver cancer. However, some companies are developing novel therapies specifically for primary liver cancer. In addition, companies are developing therapies for other solid tumors which may be efficacious in treating primary liver cancer. These companies may develop and introduce products competitive with or superior to MB07133.

If MB07811 is ultimately determined safe and effective and approved for marketing, it would compete with products marketed by several large pharmaceutical companies that currently comprise a large share of the hyperlipidemia market. Major classes of hyperlipidemia drugs include, but are not limited to:

•      statins - reduce serum cholesterol levels by inhibiting a key enzyme involved in the biosynthesis of cholesterol,

•      fibrates – reduce the amount of cholesterol and triglycerides (fatty substances) in blood,

•      nicotinic acid derivatives (NADs) - lower cholesterol and triglycerides that decrease low density lipoproteins and increase high density lipoproteins,

•      cholesterol absorption inhibitors (CAIs) - inhibit the absorption of dietary and biliary cholesterol,

•      bile acid sequestrants – bind with cholesterol-containing bile acids in the intestines and remove them in bowel movements, and

•      statin combination therapies - combine statins with members of the above-mentioned classes, particularly CAIs.

These large pharmaceutical companies are also developing novel therapies that target hyperlipidemia. These companies may develop and introduce products competitive with or superior to MB07811. Lipitor (atorvastatin; a statin marketed by Pfizer Inc.) is currently the best selling prescription medicine. In addition, generic statins (cholesterol-reducers) have recently been approved in the major pharmaceutical markets, which would also compete with MB07811.

In addition, many other competitors are developing products for the treatment of the diseases we are targeting and if successful, these products could compete with our products. If we receive approval to market and sell any of our product candidates, we may compete with these companies and their products as well as others in varying stages of development.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any which we are developing, or that would render our product candidates obsolete and noncompetitive. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their products sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with collaborators or other third-party manufacturers, we may be unable to develop or commercialize our products.

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical trials and eventual commercialization. Valeant and Daiichi Sankyo are currently responsible for all clinical and commercial manufacturing of pradefovir and CS-917, respectively. We have relied on a number of suppliers to manufacture sufficient quantities of MB07133 and MB07803 for use in our current clinical trials. Although none of our current product candidates has been manufactured on a commercial scale our historical suppliers have manufactured other companies’ products on a commercial scale. However, we have not yet determined if our suppliers are capable of manufacturing our products on a commercial scale. Similarly, we rely on outside manufacturing for MB07811. We, our collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in our clinical trials and regulatory submissions, in the commercialization of our product candidates or, if any of our product candidates is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA and other foreign regulatory agencies must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability.

We currently expect that in any future clinical trials of MB07133, MB07803 and MB07811, we will rely on our current suppliers to manufacture these compounds. However, we do not have long-term supply agreements with these third parties, and we may not be able to enter into new supply agreements with them in a timely manner or on acceptable terms, if at all. These third parties may also be subject to capacity constraints that would cause them to limit the amount of these compounds that we can purchase. While we believe alternative sources to manufacture these compounds are readily available, in the event we have to seek such alternative sources we will incur costs associated with identifying and qualifying one or more alternate suppliers. In addition, any resulting interruption or delay we experience in the supply of MB07133, MB07803 or MB07811 may impede the clinical trials of these compounds.

In addition, we, our collaborators or other third-party manufacturers of our products must comply with current good manufacturing practices, or CGMP, requirements enforced by the FDA and other foreign regulatory agencies through their facilities inspection programs. These requirements include quality control, quality assurance and the maintenance of records and documentation. In addition, product manufacturing facilities in California are subject to licensing requirements of the California Department of Health Services and may be inspected by the California Department of Health Services, and other applicable regulatory authorities, at any time. We, our collaborators or other third-party manufacturers of our products may be unable to comply with these CGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over third-party manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may be unable to generate significant revenues.

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products. Valeant and Daiichi Sankyo are currently responsible for worldwide marketing and commercialization for pradefovir and CS-917, respectively, although we have an option to co-promote CS-917 in North America with Daiichi Sankyo. Although our hepatitis C and metabolic disease collaborations with Merck have not yet yielded product candidates, should they be successful, Merck will be responsible for worldwide marketing and commercialization of any resulting product candidates (subject to, in the case of our metabolic disease collaboration, our option to co-promote the product in the U.S. with certain financial assistance from Merck). In order to co-promote any of these products, or to commercialize MB07133, MB07803, MB07811 or any future product candidates, we must develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform these services. Even though we may receive financial assistance from Merck if we exercise our co-promotion option under the metabolic disease collaboration developing a sales force for any resulting product or any product resulting from any of our other product candidates is expensive, and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

If approved, CS-917 may have to be administered several times daily. Additionally, it may result in variable drug levels in different patient populations, which could complicate its use and limit its marketability. Since CS-917 is eliminated from the body through the kidney, it may be of limited use in diabetics with kidney dysfunction. In addition, CS-917 and HepDirect prodrugs such as pradefovir and MB07133 may also exhibit interactions with other marketed drugs that could limit their combination with those drugs. Serious adverse events observed in early 2005 in a Phase I clinical trial of CS-917 in combination with metformin have raised questions about the safety of the potential use of CS-917 and metformin in combination. Therefore, even if CS-917 receives regulatory approval, its combination with metformin may be restricted which may reduce its market potential. In addition, various risk management strategies may be required to minimize inadvertent use with metformin including prominent warning labels known as “black-box” warnings, physician education programs and/or other steps designed to more tightly control the sale and use of CS-917. Such strategies and programs, if required, will likely adversely impact the sales of CS-917 and may incur additional selling expenses thereby reducing profits. In addition, primarily because the number of treatable patients in the U.S. with primary liver cancer is relatively small, we expect to market MB07133, if approved, at a relatively high price in the U.S. in order to generate sufficient revenues to recoup our costs and provide a return on our investment. This could limit or prevent us from achieving the market acceptance of MB07133 in the U.S. The number of treatable patients outside of the U.S. is much larger than the number of treatable patients in the U.S. However, because third party reimbursement in many of these countries is uncertain, we may be unable to recoup our costs or generate sufficient returns on our investment in these countries. If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from this product candidate and we may not become or remain profitable.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 100 as of March 31, 2006. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

We have incurred net losses from our inception. As of March 31, 2006, we had an accumulated deficit of approximately $82.4 million. We expect to increase our operating expenses over the next several years as we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Until we can generate significant continuing revenues, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, grants or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances.

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

We may raise additional funds through public or private equity offerings, debt financings, grants or corporate collaboration and licensing arrangements. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock and warrants to purchase our common stock for an aggregate initial offering price of up to $75 million.  To date, we have sold approximately $40 million of our common stock under this registration statement.  We may sell additional securities from time to time in one or more offerings in amounts, at prices and on terms that we will determine at the time of the offering. To the extent that we raise additional capital by issuing equity securities, pursuant to our effective shelf registration statement or otherwise, our existing stockholders’ ownership will be diluted.

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

•      the development status of our product candidates, including results of our clinical trials,

•      our recommendation of additional drug compounds for clinical development,

•      our addition or termination of research programs or funding support,

•      variations in the level of expenses related to our product candidates or research programs,

•      our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements, and

•      changes in the use assumptions or the use of different valuation methods in the application of SFAS No. 123R in future periods.

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

The filing, prosecution and defense of patents at pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain. We may be particularly affected by this because we expect that pradefovir and MB07133, if approved, will be marketed in foreign countries with high incidences of HBV and primary liver cancer, respectively. Decisions or actions regarding patent filing and/or changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. For example, in March 2005 two cases of lactic acidosis were observed in a clinical trial combining CS-917 with metformin.  As a result, unless further data changes the situation, the combination of CS-917 and metformin is contraindicated and the inadvertent combination of the drugs could put patients at risk for lactic acidosis.  Therefore, even if CS-917 receives regulatory approval the FDA may require that additional measures be taken during marketing, such as prominent warning labels known as “black-box” warnings, physician education programs and/or other steps to restrict concomitant use of metformin and CS-917.  However, none of these programs can be assured of eliminating the possibility of the inadvertent use of CS-917 with metformin and the consequent risk of lactic acidosis.  Therefore, these programs may not effectively protect us from a liability claim.

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

Our research and development and manufacturing activities involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. If one of our employees was accidentally injured from the use, storage, handling or disposal of these materials, the medical costs related to his or her treatment would be covered by our workers’ compensation insurance policy. While our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination, we do carry separate pollution legal liability coverage that is intended to cover third party claims for bodily injury, property damage and remediation costs. However, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our insurance and/or resources.

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 76% of our common stock as of March 31, 2006. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering of our common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (File No. 333-112437) that was declared effective by the Securities and Exchange Commission on June 15, 2004.  The Registration Statement covered the offer and sale of up to approximately 5.8 million shares of our common stock for an aggregate offering price of $40.3 million.  Our initial public offering commenced on June 15, 2004.  On June 16, 2004, 5.0 million shares of our common stock were sold for an aggregate offering price of $35.0 million.  On July 20, 2004, 75,000 shares of our common stock were sold for an aggregate offering price of $525,000 upon the partial exercise of the underwriters’ over-allotment option.  Our initial public offering terminated following the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option.  Our initial public offering resulted in aggregate proceeds to us of approximately $31.1 million, net of underwriting discounts and commissions of approximately $2.5 million and offering expenses of approximately $1.9 million, through a syndicate of underwriters managed by SG Cowen & Co., LLC, Deutsche Bank Securities Inc., Thomas Weisel Partners LLC, and Stifel Nicolaus & Company Inc. (formerly, Legg Mason Wood Walker, Incorporated).

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates.  All offering expenses were paid directly to others.

As of March 31, 2006, we had used approximately $25.4 million of the initial public offering proceeds for investments in medium-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.  We had used the remainder primarily for the development of MB07133, MB07803, MB07811, and the lead compounds in our advanced research programs and to a lesser extent, to continue and expand our other research and development activities and for general corporate purposes.

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

Date: May 11, 2006	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)