Form 10-Q
period 2006-06-30
METABASIS THERAPEUTICS INC
filed 2006-08-11
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-50785

METABASIS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0753322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11119 North Torrey Pines Road,
La Jolla, CA	92037
(Address of principal executive offices)	(Zip code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 9, 2006 was 30,376,753

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.
Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,985	$32,597
Securities available-for-sale	44,045	34,296
Accounts receivable	319	928
Other current assets	1,214	1,241
Total current assets	91,563	69,062
Property and equipment, net	5,959	4,664
Other assets	152	152
Total assets	$97,674	$73,878
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$731	$1,745
Accrued liabilities	3,514	4,392
Deferred revenue, current portion	2,192	2,192
Current portion of capital lease obligations, net of discount	1,460	1,042
Total current liabilities	7,897	9,371

Deferred revenue, net of current portion	1,630	2,463
Deferred rent	986	330
Other long-term liabilities	7	6
Capital lease obligations, net of current portion	3,402	2,126
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at June 30,2006 (unaudited) and December 31, 2005, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at June 30,2006 (unaudited) and December 31, 2005; 30,375 and 25,313 shares issued and outstanding at June 30, 2006 (unaudited) and December 31, 2005, respectively	30	25
Additional paid-in capital	173,804	137,822
Deferred compensation	—	(3,266)
Accumulated deficit	(90,056)	(74,945)
Accumulated other comprehensive loss	(26)	(54)
Total stockholders’ equity	83,752	59,582
Total liabilities and stockholders’ equity	$97,674	$73,878

See accompanying notes.

Metabasis Therapeutics, Inc.
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Sponsored research	$525	$396	$1,050	$740
License fees	417	37	834	37
Other revenue	—	184	31	237
Total revenues	942	617	1,915	1,014

Operating expenses:
Research and development	7,380	5,232	14,601	10,626
General and administrative	2,165	1,317	3,983	2,760
Total operating expenses	9,545	6,549	18,584	13,386

Loss from operations	(8,603)	(5,932)	(16,669)	(12,372)
Other income (expense):
Interest income	1,072	250	1,745	509
Interest expense	(114)	(52)	(187)	(106)
Total other income	958	198	1,558	403

Net loss	$(7,645)	$(5,734)	$(15,111)	$(11,969)
Basic and diluted net loss per share	$(0.25)	$(0.32)	$(0.55)	$(0.67)
Shares used to compute basic and diluted net loss per share	30,155	17,893	27,717	17,868

See accompanying notes.

Metabasis Therapeutics, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(15,111)	$(11,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,513	855
Amortization of deferred compensation on tendered shares	89	89
Deferred rent	656	(50)
Depreciation and amortization	708	422
Amortization of discount on equipment loan		5
Accretion and amortization related to investments, net	118	383
Stock options issued for services	—	58
Change in operating assets and liabilities:
Accounts receivable	609	(5,457)
Other current assets	27	280
Other assets	—	(153)
Deferred revenue	(833)	5,865
Accounts payable	(1,014)	(149)
Accrued liabilities and other long-term liabilities	(877)	38
Net cash flows used in operating activities	(14,115)	(9,783)

Investing activities
Purchases of securities available-for-sale	(41,260)	(9,461)
Sales/maturities of securities available-for-sale	31,421	20,020
Purchases of property and equipment	(2,003)	(295)
Net cash flows (used in) provided by investing activities	(11,842)	10,264

Financing activities
Issuance of common stock, net	37,651	125
Payments under capital lease obligations	(662)	(426)
Proceeds from capital lease obligations	2,356	315
Repurchase unvested common stock	—	(18)
Net cash flows provided by (used in) financing activities	39,345	(4)
Increase in cash and cash equivalents	13,388	477
Cash and cash equivalents at beginning of year	32,597	10,921
Cash and cash equivalents at end of period	$45,985	$11,398

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

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, see the financial statements and notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-K filed with the SEC.

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

The Company maintains three shareholder-approved share-based compensation plans that are subject to the requirements of SFAS No. 123R.  The Amended and Restated 2001 Equity Incentive Plan (“Equity Incentive Plan”) provides for the grant of stock options and restricted stock to officers, directors and employees of, and consultants and advisors to, the Company.  The 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Stock Option Plan”) provides for the grant of non-statutory stock options to non-employee directors.  As of June 30, 2006, approximately 1,145,000 shares of common stock remained available for issuance under the Equity Incentive Plan and approximately 277,000 shares of common stock remained available for issuance under the Directors’ Stock Option Plan.  The 2004 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”) provides a means by which employees may purchase common stock at a discount through payroll deductions and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.  During the six months ended June 30, 2006, there were 89,000 shares issued under the Employee Stock Purchase Plan and approximately 788,000 shares were reserved for future issuance as of June 30, 2006.

Grants under the Equity Incentive Plan and the Directors’ Stock Option Plan are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant.  Grants under the Equity Incentive Plan are either “incentive stock option grants” if they are granted to employees or “non-qualified stock option grants” if granted to non-employees.  Grants under the Directors’ Stock Option Plan are “non-qualified stock option grants.”  Options under both the Equity Incentive Plan and the Directors’ Stock Option Plan may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by or a director of the Company on the vesting date. Options under the Equity Incentive Plan generally vest over four years and expire ten years from the date of grant.  Options under the Directors’ Stock Option Plan generally vest from one to two years, and expire ten years from the date of grant. The Company made no modifications to outstanding options with respect to vesting periods or exercise prices prior to adopting SFAS No. 123R.  Rights to purchase shares under the Employee Stock Purchase Plan are granted on an individual employee by employee basis allowing them to purchase stock at a discount during offering periods of 6, 12, 18 or 24 months with purchases occurring every six months.

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

Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to qualified stock option grants for those periods. In accordance with SFAS No. 123R, the Company recognized share-based compensation expense for all three plans as follows (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006

Stock-based compensation expense:
Research and development	$482	$908
General and administrative	344	605
Total stock-based compensation expense	826	1,513

Net effect on net loss	$826	$1,513
Effect on loss per share:
Basic and diluted	$0.03	$0.05

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the six months ended June 30, 2006 is approximately $713,000 greater than if the Company had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Basic and diluted net loss per share for the three and six months ended June 30, 2006 are $0.01 and $0.03 greater, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Compensation expense for all options granted under the Equity Incentive Plan and the Directors’ Stock Option Plan during the six-month period ended June 30, 2006 was recognized on a straight line basis over the vesting period of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience. The estimated fair value of the options and share purchase rights granted during the second quarter of 2006 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The following summarizes the assumptions used in the Black-Scholes model as applied in the second quarter of 2006:

	Equity Incentive Plan and Directors’ Stock Option Plan	Employee Stock Purchase Plan
Risk-free interest rate (1)	5.0%	4.3%
Volatility (2)	66.0%	70.0%
Dividend yield (3)	0.0%	0.0%
Expected Life (4)	6.0 years	1.25 years
Weighted average fair value at date of grant	$5.28	$1.84

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated to be $22,418 for the options granted during the three months ended June 30, 2006, based on historical experience. In the Company’s pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation, for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following is a summary of stock option activity under the Equity Incentive Plan and the Directors’ Stock Option Plan as of December 31, 2005, and changes during the six months ended June 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2005	1,405	$3.17
Granted	1,024	$8.50
Exercised	(34)	$2.34
Terminated	(24)	$6.00
Outstanding at June 30, 2006	2,371	$5.44

Exercisable at June 30, 2006	856	$2.62

The intrinsic value of options exercised during the six months ended June 30, 2006 was $207,000.  The aggregate intrinsic value of stock options exercisable and outstanding as of June 30, 2006 was $4.6 million and $6.6 million, respectively. The weighted average contractual life for options outstanding as of June 30, 2006 was 8.6 years.  The weighted average contractual life for options exercisable as of June 30, 2006 was 7.1 years.

The following is a summary of activity for nonvested stock options under the Equity Incentive Plan and the Directors’ Stock Option Plan as of December 31, 2005, and changes during the six months ended June 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value Price Per Share
Nonvested at December 31, 2005	730	$5.68
Granted	1024	$5.55
Vested	(204)	$5.18
Forfeited	(24)	$3.72
Nonvested at June 30, 2006	1,526	$5.69

As of June 30, 2006, the Company had approximately $8.6 million of unrecognized compensation expense of which $8.4 million related to stock options under the Equity Incentive Plan and the Directors’ Stock Option Plan and $0.2 million related to share purchase rights under the Employee Stock Purchase Plan.  The expense is expected to be recognized over a weighted average period of approximately 1.6 years.  The resulting effect on net loss and net loss per share is not likely to be representative of the effects in future periods due to additional grants, subsequent periods of vesting and changes in volatility and expected life.

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

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in the first quarter of 2006. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in the prior three and six months ended June 30, 2005 (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands, except per share amounts)
Net loss applicable to common stockholders as reported	$(5,734)	$(11,969)
Add: Stock-based employee compensation expense included in reported net loss	426	855
Deduct: Stock-based employee compensation expense determined under fair value method	(523)	(1,029)
Pro forma net loss	$(5,831)	$(12,143)
Basic and diluted net loss per share as reported	$(0.32)	$(0.67)
Pro forma basic and diluted net loss per share	$(0.33)	$(0.68)

The Company accounts for stock options granted to non-employees for acquiring, or in conjunction with selling, goods and services in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services, and accordingly recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Expense recognized for acquiring, or in conjunction with selling, goods or services for the quarters ended June 30, 2006 and 2005 were not material.

3.                                      Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive loss, including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(7,645)	$(5,734)	$(15,111)	$(11,969)
Unrealized gain (loss) on available- for-sale investments	27	34	28	(3)
Comprehensive loss	$(7,618)	$(5,700)	$(15,083)	$(11,972)

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(7,645)	$(5,734)	$(15,111)	$(11,969)

Denominator:
Weighted average common shares	30,304	18,188	27,883	18,184
Weighted average unvested common shares subject to repurchase	(149)	(295)	(166)	(316)
Denominator for basic and diluted net loss per share	30,155	17,893	27,717	17,868

Basic and diluted net loss per share	$(0.25)	$(0.32)	$(0.55)	$(0.67)

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

We currently have four product candidates in clinical trials: pradefovir, CS-917, MB07133 and MB07803.  Pradefovir and MB07133 are being developed for the treatment of hepatitis B and primary liver cancer, respectively.  CS-917 and MB07803 which each work by the same mechanism are both being developed for the treatment of type 2 diabetes.

We have incurred annual net losses since inception. As of June 30, 2006, our accumulated deficit was approximately $90.0 million. We expect to incur substantial and increasing losses for the next several years as we:

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

Our research and development activities are primarily focused on the clinical development of MB07133, MB07803 and the potential further advanced preclinical development and potential clinical trials of MB07811.  We plan to file an Investigational New Drug application, or IND, for MB07811 and to commence clinical trials of MB07811 in 2006, if the preclinical data is supportive and the proposed clinical trials are cleared by the U.S. Food and Drug Administration, or FDA.  In addition, research and development activities include work on a variety of compounds in our other discovery research programs.  We are responsible for all costs incurred for these product and clinical candidates and in our discovery research programs with the exception of the AMPK program partnered with Merck. Under the terms of our collaboration agreements with Merck, we had received approximately $5.4 million in sponsored research funding through June 30, 2006.  Valeant and Daiichi Sankyo are responsible for the costs of clinical development of pradefovir and CS-917, respectively.

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

Generally, Phase 1 clinical trials can be expected to last from 6 to 18 months, Phase 2 clinical trials can be expected to last from 12 to 24 months and Phase 3 clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the total costs of clinical trials and the likelihood of success. Although we are currently focused primarily on advancing MB07133 and MB07803 through clinical development and MB07811 into clinical development, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of its market potential.

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

General and Administrative

General and administrative expenses consist primarily of salaries, stock based compensation and other related costs for personnel in executive, finance, accounting, business development, investor relations, information technology, facilities management, and human resource functions. Other costs include miscellaneous costs not otherwise included in research and development expenses and professional fees for legal and accounting services.

We anticipate continued increases in general and administrative expenses for investor relations and other activities associated with operating as a publicly-traded company.

Other Income (Expense)

Other income (expense) includes interest earned on our cash, cash equivalents and securities available-for-sale, net of interest expense on capital lease obligations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

Revenues.    Revenues were $942,000 for the three months ended June 30, 2006, compared with $617,000 for the three months ended June 30, 2005. The $325,000 increase was mainly due to increased sponsored research and license fee revenues from our AMPK collaboration with Merck entered into in June 2005.

Research and Development Expenses.    Research and development expenses were $7.4 million for the three months ended June 30, 2006, compared with $5.2 million for the three months ended June 30, 2005. The $2.2  million increase was mainly due to a $647,000 increase related to the hiring of additional personnel in our development and research departments, a $521,000 increase in deferred rent associated with our new facility and depreciation on new equipment, a $449,000 increase in preclinical and clinical study fees attributable to our development of MB07133, MB07803 and MB07811 and an increase of $187,000 in stock compensation expense due to the implementation of SFAS No. 123R.

General and Administrative Expenses.    General and administrative expenses were $2.2 million for the three months ended June 30, 2006, compared with $1.3 million for the three months ended June 30, 2005. The $900,000 increase was primarily due to an increase of $287,000 related to increases in various professional services, an increase of $238,000 related to the hiring of additional personnel in several administrative departments and an increase of $213,000 in stock compensation expense due to the implementation of SFAS No. 123R.

Other Income (Expense).    Net interest income was $958,000 for the three months ended June 30, 2006, compared to net interest income of $198,000 for the three months ended June 30, 2005. The $760,000 increase was a result of interest received on higher average cash balances for the three months ended June 30, 2006 as compared to the same period in 2005 as well as higher yields on investments.   Our cash balances were higher in the second quarter of 2006 as compared to the second quarter of 2005 due to the net proceeds from our October 2005 and March 2006 stock offerings.

Comparison of the Six Months Ended June 30, 2006 and 2005

Revenues.    Revenues were $1.9 million for the six months ended June 30, 2006, compared with $1.0 million for the six months ended June 30, 2005. The $900,000 increase was mainly due to increased sponsored research and license fee revenues from our AMPK collaboration with Merck entered into in June 2005.

Research and Development Expenses.    Research and development expenses were $14.6 million for the six months ended June 30, 2006, compared with $10.6 million for the six months ended June 30, 2005. The $4.0 million increase was mainly due to a $1.3 million increase related to the hiring of additional personnel in our development and research departments, a $995,000 increase in deferred rent associated with our new facility and depreciation on new equipment, a $866,000 increase in preclinical and clinical study fees attributable to our development of MB07133, MB07803 and MB07811, a $317,000 increase in stock compensation expense due to the implementation of SFAS No. 123R and an increase of $272,000 in patent expenses.

General and Administrative Expenses.    General and administrative expenses were $4.0 million for the six months ended June 30, 2006, compared with $2.8 million for the six months ended June 30, 2005. The $1.2 million increase was primarily due to an increase of $428,000 related to the hiring of additional personnel in several administrative departments, an increase of $342,000 in stock compensation expense due to the implementation of SFAS No. 123R, a $323,000 increase related to various professional services and an increase of $107,000 in deferred rent and depreciation on new equipment associated with our new facility.

Other Income (Expense).    Net interest income was $1.6 million for the six months ended June 30, 2006, compared to net interest income of $403,000 for the six months ended June 30, 2005. The $1.2 million increase was a result of interest received on higher average cash balances for the six months ended June 30, 2006 as compared to the same period in 2005 as well as higher yields on investments.  Our cash balances were higher in the first half of 2006 as compared to the first half of 2005 due to the net proceeds from our October 2005 and March 2006 stock offerings.

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

As of June 30, 2006, we had financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $6.5 million, of which $4.9 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 6.6% to 12.8%, and are due in monthly installments through October 2015.

In October 2005, we raised approximately $41.3 million in gross proceeds in a private placement of common stock and the concurrent issuance of warrants for the purchase of common stock. Placement agent fees and other offering expenses were approximately $2.3 million. Under the terms of the financing, we sold 7.0 million shares of common stock at $5.86 per share, the closing bid price for our common stock immediately preceding the entering into of the binding agreement for the transaction. We also issued warrants to purchase approximately 2.5 million shares of our common stock at an exercise price of $6.74 per share. At the closing, investors in the financing paid an additional price equal to $0.125 per each share issuable upon exercise of the warrants, which are exercisable until September 30, 2010.

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

As of June 30, 2006, we had $90.0 million in cash and cash equivalents and securities available-for-sale as compared to $66.9 million as of December 31, 2005, an increase of $23.1 million. The increase was primarily due to the net receipt of $37.3 million in our March 2006 financing which was offset by our use of approximately $14.1 million in cash to fund ongoing operations.  Net cash of $2.0 million was used in investing activities for the purchase of capital equipment for the six months ended June 30, 2006. Net cash provided by financing activities, excluding the proceeds from the March 2006 financing, was $1.7 million primarily resulting from proceeds from capital lease obligations, net of principal payments.

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

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks described below include certain revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and our subsequent filings with the Securities and Exchange Commission.

Risks Related to our Business

We are dependent on the success of one or more of our current product candidates and clinical development candidate, and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have expended significant time, money and effort in the development of our four current product candidates, pradefovir, CS-917, MB07133 and MB07803, and our current clinical development candidate, MB07811. Clinical trials conducted to date in patients treated with pradefovir have provided evidence of efficacy as measured by various parameters that we believe to be clinically and statistically significant. However, no pivotal, adequate and well-controlled clinical trials designed to provide clinical and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our products. All of our product candidates will require additional development, clinical trials and regulatory clearances before they can be commercialized. Positive results from preclinical studies and early clinical trials do not necessarily mean later clinical trials will succeed. Our product development efforts may not lead to commercial drugs, either because our product candidates or clinical development candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue our product candidates through the clinical trial and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

To receive regulatory approval for the commercialization of pradefovir, CS-917, MB07133, MB07803 or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA in the U.S. and other regulatory agencies elsewhere in the world. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. Clinical testing is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

The targeted endpoints for clinical trials of pradefovir and CS-917 have been, and will continue to be, primarily established by Valeant (and/or possibly a future collaborator on the development of pradefovir) and Daiichi Sankyo, respectively. We are solely responsible for establishing the targeted endpoints for clinical trials of MB07133 and MB07803, as well as MB07811 should we initiate clinical trials of that clinical development candidate, as we currently expect. These targeted endpoints may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, preclinical and clinical data can be interpreted in different ways, and the FDA or other foreign regulatory agencies may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the commercialization of these product candidates.

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

For example, the inhibition of gluconeogenesis can cause elevated levels of lactic acid, or lactate, which, if high and sustained under certain conditions, could lead to lactic acidosis, a serious and potentially fatal condition. Certain preclinical animal studies have shown that CS-917 raises lactate levels two- to three-fold in some but not all animal models. Elevated lactate levels have also been observed in certain human clinical trials of CS-917. For example, in a 28-day Phase 2 clinical trial of CS-917, isolated instances of lactate elevation significantly above the normal range were seen in some patients in both CS-917 and placebo treated groups over the course of the 28 days. No patient exhibited sustained lactate levels significantly above the normal range over a period of consecutive days during the clinical trial. However, one patient who received 200 milligrams of CS-917 twice a day was withdrawn from the clinical trial by the investigator on day 15 due to concerns over consistently elevated lactate levels measured the previous day. Other incidences of elevated lactate levels have been observed and will likely occur in the future.

Our product candidates could also exhibit adverse interactions with other drugs. For instance, in March 2005, we were notified by Daiichi Sankyo that two serious adverse events involving lactic acidosis had occurred in two patients in a Phase 1 clinical trial evaluating the interaction of CS-917 with metformin. The serious adverse events were resolved after medical intervention. The two patients were administered CS-917 in combination with metformin. At high blood levels, metformin is believed to cause mitochondrial toxicity, a cellular toxicity, which can cause lactic acidosis. These dangerous levels are known to occur in patients with significant renal dysfunction who are inappropriately given metformin. Consequently, metformin is contraindicated for use in patients with significant renal dysfunction. After the adverse events occurred, three clinical trials that were ongoing at the time were stopped while one Phase 1 clinical trial which did not combine CS-917 with metformin continued and was completed. It was subsequently determined that the two patients who experienced the lactic acidosis had blood levels of metformin that were elevated compared to other patients in the clinical trial who received metformin before administration of CS-917. After CS-917 administration, when the two patients were being administered metformin and CS-917, the metformin blood levels increased significantly into a range that is associated with mitochondrial toxicity and subsequent lactic acidosis. CS-917 blood levels also rose higher than expected.

The reason for the unexpectedly high blood levels of both drugs in these two patients is unknown at this time. In July 2005, after completing a comprehensive review of the program and the events and data surrounding the two serious adverse events, we and

Daiichi Sankyo concluded that the lactic acidosis observed in the two patients was likely due to the significantly increased blood levels of metformin described above which in turn likely led to mitochondrial toxicity. Subsequently, Daiichi Sankyo decided that Phase 2b clinical trials of CS-917 could safely resume.  In February 2006, after submission of the proposed clinical trial protocol to the FDA and approval by institutional review boards, or IRBs, a Phase 2b clinical trial of CS-917 was initiated. This Phase 2b clinical trial provides for measurement of HbA1c, the endpoint generally required for approval of diabetes product candidates by regulatory agencies.  Daiichi Sankyo has conducted and will likely conduct additional studies combining CS-917 with other diabetes drugs to assess both the safety and eventually the potential for enhanced efficacy with the combination. However, further combination of CS-917 and metformin will be avoided unless additional data suggests that the elevation of metformin blood levels as seen in the two patients can be avoided through patient exclusion or through the administration of CS-917 at lower doses or through other means. Should CS-917 eventually be approved and combination with metformin remains an issue, the FDA may require additional measures be taken during marketing, such as prominent warning labels known as “black-box” warnings, physician education programs and/or other steps regarding concomitant use of CS-917 and metformin.

In February 2006, we initiated Phase 1 clinical trials of our second-generation product candidate for diabetes, MB07803, which works by the same mechanism as CS-917.

It is also possible that CS-917 and MB07803 may cause other side effects. In certain preclinical studies, as expected based on the mechanism of these compounds, fasted animals treated with CS-917 showed pronounced hypoglycemia, a condition involving abnormally low blood glucose levels that can lead to coma or death. Hypoglycemia has been observed in one patient participating in a clinical trial that involved multi-day administration of the highest dose of CS-917 tested to date in patients (400 milligrams twice a day). This dose is above what is expected to be used in Phase 3 clinical trials if warranted. However, we cannot yet rule out the possibility that CS-917 may increase a patient’s susceptibility to hypoglycemia, including the potential for severe hypoglycemia, by inhibiting gluconeogenesis, especially in elderly patients who are already prone to develop this condition. Some rodent models of diabetes studied in preclinical trials of CS-917 demonstrated, at glucose lowering doses, increased levels of fat molecules known as triglycerides, which are associated with an increased risk of cardiovascular disease. Elevated triglyceride levels have not been observed in human clinical trials to date. Other side effects observed during early clinical trials of CS-917 included nausea and vomiting.

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

Our agreement with Daiichi Sankyo contains certain rights and restrictions regarding our access to and use of confidential data and information generated by Daiichi Sankyo. We have initiated Phase 1 clinical trials of MB07803, a second-generation gluconeogenesis inhibitor to which Daiichi Sankyo has no rights and that may be a direct competitor to CS-917. Because of this competitive situation and with our consent, the transfer to us of confidential information and data related to CS-917 from Daiichi Sankyo has already been reduced and we expect that further reductions in information flow will occur. This situation may limit our ability to (i) provide information regarding clinical results unless they are publicly released by Daiichi Sankyo, (ii) influence decisions made at Daiichi Sankyo regarding CS-917 and (iii) accurately track Daiichi Sankyo’s diligence on the development program.

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

In April 2006, Valeant announced that it planned to sublicense pradefovir as part of an overall restructuring of Valeant’s operations.  Valeant has advised us that it plans to continue the development of pradefovir through the initiation of Phase 3 clinical trials while Valeant seeks to identify a partner to complete the development and potential commercialization of pradefovir for the treatment of hepatitis B virus, or HBV.  In addition, any sublicense of pradefovir is subject to our consent, which may not be unreasonably withheld.  We may disagree with Valeant regarding the sublicense, which may result in delays in the development of pradefovir.  Any sublicense of pradefovir by Valeant may not occur on favorable terms to us, if at all, which may adversely impact the future development of pradefovir and may harm our business results.

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

We are aware of many competitive products currently marketed or under development that are used to treat some of the diseases we have targeted. If CS-917 and/or MB07803 are ultimately determined safe and effective and approved for marketing, these products may compete for market share with established therapies from a number of competitors, including large pharmaceutical companies such as GlaxoSmithKline, Bristol-Myers Squibb, Eli Lilly, sanofi-aventis Group, Novo Nordisk and Takeda Pharmaceuticals. Such marketed products include, but are not limited to the following classes:

•                  metformin - members of the biguanide drug class, related to guanidine and the standard of care for type 2 diabetes,

•                  sulfonylureas – increase the secretion of insulin by the pancreas, thereby lowering the level of the sugar glucose in the blood,

•                  insulins – mimic the naturally occurring hormone “insulin” made by the pancreas to control blood glucose levels,

•                  peroxisome proliferator-activated receptor agonists (PPARs) - improve insulin sensitivity by activating certain genes involved in fat synthesis and carbohydrate metabolism,

•                  incretin mimetics – mimic the naturally occurring hormone “incretin”, which reduces blood glucose levels by increasing the secretion of insulin from the pancreas, slowing absorption of glucose from the gut, and reducing the action of glucagon (glucagon is a hormone that increases glucose production by the liver),

•                  alpha-glucosidase inhibitors - decrease the absorption of carbohydrates from the intestine, resulting in a slower and lower rise in blood glucose throughout the day,

•                  glinides - stimulate the pancreas’ beta-cells to produce insulin, and

•                  combination therapies – combines a member of any of the above-mentioned classes, particularly metformin, with a member from any of the other classes, for example, sulfonylureas or PPARS.

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

If pradefovir is ultimately determined safe and effective and approved for marketing, it may compete for market share with established therapies from a number of competitors, including large pharmaceutical companies such as GlaxoSmithKline, Schering-Plough Corporation, Bristol-Myers Squibb, and Hoffman-La Roche. Such marketed products include, but are not limited to the following classes:

•                  interferons - mimic the naturally occurring “interferon”, an infection-fighting immune substance produced by the body,

•                  nucleoside analogues - chemically engineered nucleoside compounds that are converted inside cells into other compounds that are structurally similar to the building blocks of DNA and RNA that interfere with the replication of HBV, and

•                  nucleotide analogues - chemically engineered nucleotide compounds that are converted inside cells into other compounds that are structurally similar to the building blocks of DNA and RNA that interfere with the replication of HBV.

A competitor to pradefovir may be Hepsera (adefovir dipivoxil), which is a nucleotide analogue currently marketed in the U.S. and Europe by Gilead Sciences, Inc. Pradefovir and Hepsera are prodrugs of the same active drug, and therefore will directly compete. In order to effectively compete with Hepsera, pradefovir may have to be significantly more beneficial or less expensive than Hepsera. In addition, marketed products approved to treat HIV infections are being evaluated for their effectiveness in treating hepatitis B infections.

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

If MB07811 is ultimately determined safe and effective and approved for marketing, it would compete with products marketed by several large pharmaceutical companies that currently comprise a large share of the hyperlipidemia market. Major classes of hyperlipidemia drugs include, but are not limited to:

•                  statins - reduce serum cholesterol levels by inhibiting a key enzyme involved in the biosynthesis of cholesterol,

•                  fibrates – reduce the amount of cholesterol and triglycerides (fatty substances) in blood,

•                  nicotinic acid derivatives - lower cholesterol, triglycerides and low density lipoproteins and increase high density lipoproteins,

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

If approved, CS-917 may have to be administered several times daily. Additionally, it may result in variable drug levels in different patient populations, which could complicate its use and limit its marketability. Since CS-917 is eliminated from the body through the kidney, it may be of limited use in diabetics with kidney dysfunction. In addition, CS-917 and HepDirect prodrugs such as pradefovir and MB07133 may also exhibit interactions with other marketed drugs that could limit their combination with those drugs. Serious adverse events observed in early 2005 in a Phase 1 clinical trial of CS-917 in combination with metformin have raised questions about the safety of the potential use of CS-917 and metformin in combination. Therefore, even if CS-917 receives regulatory approval, its combination with metformin may be restricted which may reduce its market potential. In addition, various risk management strategies may be required to minimize inadvertent use with metformin including prominent warning labels known as “black-box” warnings, physician education programs and/or other steps designed to more tightly control the sale and use of CS-917. Such strategies and programs, if required, will likely adversely impact the sales of CS-917 and may incur additional selling expenses thereby reducing profits. In addition, primarily because the number of treatable patients in the U.S. with primary liver cancer is relatively small, we expect to market MB07133, if approved, at a relatively high price in the U.S. in order to generate sufficient revenues to recoup our costs and provide a return on our investment. This could limit or prevent us from achieving the market acceptance of MB07133 in the U.S. The number of treatable patients outside of the U.S. is much larger than the number of treatable patients in the U.S. However, because third party reimbursement in many of these countries is uncertain, we may be unable to recoup our costs or generate sufficient returns on our investment in these countries. If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from this product candidate and we may not become or remain profitable.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payers of health care costs to contain or reduce costs of health care may adversely affect:

•                  our ability to set a price we believe is fair for our products,

•                  our ability to generate revenues and achieve or maintain profitability,

•                  the future revenues and profitability of our potential customers, suppliers and collaborators, and

•                  the availability of capital.

In certain foreign markets, the pricing of prescription drugs is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a new Medicare prescription drug benefit that began in 2006 and mandates other reforms. While we cannot predict the full outcome of the implementation of this legislation, it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our products and generate revenues. It is also possible that other similar proposals will be adopted.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 104 as of June 30, 2006. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

We have incurred net losses from our inception. As of June 30, 2006, we had an accumulated deficit of approximately $90.0 million. We expect to increase our operating expenses over the next several years as we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2006, we will be required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 to include in our annual reports on Form 10-K an assessment by our management of the effectiveness of our internal controls over financial reporting.  In addition, our independent auditors must attest to and report on our management’s assessment.  How companies are implementing these requirements including internal control reforms, if any, and how independent auditors are applying these requirements and testing internal controls, remain subject to some uncertainty.  In addition, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.  If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if our independent auditors interpret the applicable requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified.  This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our common stock.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 67% of our common stock as of June 30, 2006. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

As of June 30, 2006, we had used all of the initial public offering proceeds of $31.1 million for the development of MB07133, MB07803, MB07811, and the lead compounds in our advanced research programs and to a lesser extent, to continue and expand our other research and development activities and for general corporate purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on May 9, 2006.  As of the close of business on March 17, 2006, the record date for the Annual Meeting, there were 25,325,605 shares of our common stock entitled to vote, of which there were 15,813,913 shares present at the Annual Meeting in person or by proxy. At the Annual Meeting, our stockholders approved the following matters:

Proposal 1.    Election of three directors to serve as Class II directors until our 2009 Annual Meeting of Stockholders.  The vote for the nominees for Class II director was as follows:

Mark D. Erion, Ph.D. – 15,806,911 shares were voted in favor of the nominee; 7,002 shares withheld their vote.

William R. Rohn – 15,806,860 shares were voted in favor of the nominee; 7,053 shares withheld their vote.

Arnold L. Oronsky, Ph.D. – 15,806,242 shares were voted in favor of the nominee; 7,671 shares withheld their vote.

Our Class I directors, Daniel D. Burgess, M.B.A., and Luke B. Evnin, Ph.D., continue in office until our 2008 Annual Meeting of Stockholders. Our Class III directors, Heinz W. Gschwend, Ph.D., David F. Hale and Paul K. Laikind, Ph.D., continue in office until our 2007 Annual Meeting of Stockholders.

Proposal 2.     Ratification of the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.  15,805,411 shares voted in favor of the proposal; 8,002 shares voted against the proposal; and 500 votes abstained.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1+	Amendment dated May 1, 2006 to Exclusive License and Research Collaboration Agreement dated December 23, 2003 between Metabasis Therapeutics, Inc. and Merck & Co., Inc.

10.2	Amendment dated May 16, 2006 to Lease Agreement dated December 21, 2004 between Metabasis Therapeutics, Inc. and CarrAmerica Realty, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                 Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)          Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)