Form 10-Q
period 2006-09-30
METABASIS THERAPEUTICS INC
filed 2006-11-06
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 2, 2006 was 30,384,278

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.
Balance Sheets
(In thousands, except par value data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,188	$32,597
Securities available-for-sale	53,059	34,296
Trade accounts receivable	380	621
Other current assets	1,592	1,548
Total current assets	85,219	69,062

Property and equipment, net	6,134	4,664
Other assets	193	152
Total assets	$91,546	$73,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$677	$1,745
Accrued liabilities	4,133	4,392
Deferred revenue, current portion	2,192	2,192
Current portion of capital lease obligations, net of discount	1,636	1,042
Total current liabilities	8,638	9,371

Deferred revenue, net of current portion	1,250	2,463
Deferred rent	1,280	330
Other long-term liabilities	257	6
Capital lease obligations, net of current portion	3,607	2,126
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at September 30, 2006 (unaudited) and December 31, 2005, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2006 (unaudited) and December 31, 2005; 30,384 and 25,313 shares issued and outstanding at September 30, 2006 (unaudited) and December 31, 2005, respectively	30	25
Additional paid-in capital	174,915	137,822
Deferred compensation	—	(3,266)
Accumulated deficit	(98,466)	(74,945)
Accumulated other comprehensive loss	35	(54)
Total stockholders’ equity	76,514	59,582
Total liabilities and stockholders’ equity	$91,546	$73,878

See accompanying notes.

Metabasis Therapeutics, Inc.
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Sponsored research	$525	$869	$1,575	$1,609
License fees	530	417	1,364	454
Other revenue	—	109	31	346
Total revenues	1,055	1,395	2,970	2,409
Operating expenses:
Research and development	8,188	5,409	22,789	16,035
General and administrative	2,306	1,301	6,289	4,061
Total operating expenses	10,494	6,710	29,078	20,096
Loss from operations	(9,439)	(5,315)	(26,108)	(17,687)
Other income (expense):
Interest income	1,115	258	2,860	767
Interest expense	(90)	(50)	(277)	(156)
Other, net	4	—	4	—
Total other income	1,029	208	2,587	611
Net loss	$(8,410)	$(5,107)	$(23,521)	$(17,076)
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.82)	$(0.95)
Shares used to compute basic and diluted net loss per share	30,263	17,978	28,575	17,905

See accompanying notes.

Metabasis Therapeutics, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Operating activities
Net loss	$(23,521)	$(17,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,699	1,469
Deferred rent	950	(67)
Depreciation and amortization	876	655
Change in operating assets and liabilities:
Accounts receivable	241	308
Other current assets	(85)	(60)
Other assets	—	(153)
Deferred revenue	(1,213)	5,415
Accounts payable	(1,068)	(210)
Accrued liabilities and other long-term liabilities	(8)	207
Net cash flows used in operating activities	(21,129)	(9,512)

Investing activities
Purchases of securities available-for-sale	(84,986)	(12,171)
Sales/maturities of securities available-for-sale	66,577	28,975
Purchases of property and equipment	(2,611)	(1,269)
Net cash flows (used in) provided by investing activities	(21,020)	15,535

Financing activities
Issuance of common stock, net	37,665	142
Payments under capital lease obligations	(1,051)	(656)
Proceeds from capital lease obligations	3,126	735
Repurchase unvested common stock	—	(20)
Net cash flows (used in) provided by financing activities	39,740	201
(Decrease) increase in cash and cash equivalents	(2,409)	6,224
Cash and cash equivalents at beginning of year	32,597	10,921
Cash and cash equivalents at end of period	$30,188	$17,145

Supplemental disclosure of cash flow information:
Interest paid	$277	$148

Supplemental schedule of noncash investing and financing activities:
Reclass of deferred compensation	$3,266	$—

Unrealized gain (loss) on short-term investments	$89	$7

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, see the financial statements and notes thereto for the year ended December 31, 2005 included in our annual report on Form 10-K filed with the SEC.

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

The Company maintains three shareholder-approved share-based compensation plans that are subject to the requirements of SFAS No. 123R.  The Amended and Restated 2001 Equity Incentive Plan (“Equity Incentive Plan”) provides for the grant of stock options and restricted stock to officers, directors and employees of, and consultants and advisors to, the Company.  The 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Stock Option Plan”) provides for the grant of non-statutory stock options to non-employee directors.  As of September 30, 2006, approximately 996,000 shares of common stock remained available for issuance under the Equity Incentive Plan and approximately 277,000 shares of common stock remained available for issuance under the Directors’ Stock Option Plan.  The 2004 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”) provides a means by which employees may purchase common stock at a discount through payroll deductions and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.  During the nine months ended September 30, 2006, there were 89,000 shares issued under the Employee Stock Purchase Plan and approximately 922,000 shares were reserved for future issuance as of September 30, 2006.

Grants under the Equity Incentive Plan and the Directors’ Stock Option Plan are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant.  Grants under the Equity Incentive Plan are either “incentive stock option grants” if they are granted to employees or “non-qualified stock option grants” if granted to non-employees.  Grants under the Directors’ Stock Option Plan are “non-qualified stock option grants.”  Options under both the Equity Incentive Plan and the Directors’ Stock Option Plan may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by or a director of the Company on the vesting date. Options under the Equity Incentive Plan generally vest over four years and expire ten years from the date of grant.  Options under the Directors’ Stock Option Plan generally vest from one to two years, and expire ten years from the date of grant. The Company made no modifications to outstanding options with respect to vesting periods or exercise prices prior to adopting SFAS No. 123R.  Rights to purchase shares under the Employee Stock Purchase Plan allow participating employees to purchase stock at a discount during offering periods of 6, 12, 18 or 24 months with purchases occurring every six months.

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

Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to qualified stock option grants for those periods. In accordance with SFAS No. 123R, the Company recognized share-based compensation expense for all three plans as follows (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Stock-based compensation expense:
Research and development	$657	$1,565
General and administrative	529	1,134
Total stock-based compensation expense	1,186	2,699

Net effect on net loss	$1,186	$2,699
Effect on loss per share:
Basic and diluted	$0.04	$0.09

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 is approximately $635,000 and $1,353,000, respectively, greater than if the Company had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Basic and diluted net loss per share for the three and nine months ended September 30, 2006 are $0.02 and $0.05 greater, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Compensation expense for all options granted under the Equity Incentive Plan and the Directors’ Stock Option Plan during the nine-month period ended September 30, 2006 was recognized on a straight line basis over the vesting period of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience. The estimated fair value of the options and share purchase rights granted during the third quarter of 2006 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The following summarizes the assumptions used in the Black-Scholes model as applied in the third quarter of 2006:

	Equity Incentive Plan and Directors’ Stock Option Plan	Employee Stock Purchase Plan
Risk-free interest rate (1)	4.85%	5.0%
Volatility (2)	65%	65%
Dividend yield (3)	0.0%	0.0%
Expected Life (4)	6.0 years	1.25 years
Weighted average fair value at date of grant	$4.89	$1.71

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated to be $2,139 for the options granted during the three months ended September 30, 2006, based on historical experience. In the Company’s pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation, for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The following is a summary of stock option activity under the Equity Incentive Plan and the Directors’ Stock Option Plan as of December 31, 2005, and changes during the nine months ended September 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2005	1,412	$3.17
Granted	1,199	$8.11
Exercised	(44)	$2.17
Terminated	(56)	$5.47
Outstanding at September 30, 2006	2,511	$5.47

Exercisable at September 30, 2006	925	$2.76

The intrinsic value of options exercised during the nine months ended September 30, 2006 was $248,000.  The aggregate intrinsic value of stock options exercisable and outstanding as of September 30, 2006 was $2.6 million and $13.8 million, respectively. The weighted average contractual life for options outstanding as of September 30, 2006 was 8.4 years.  The weighted average contractual life for options exercisable as of September 30, 2006 was 7.0 years.

The following is a summary of activity for nonvested stock options under the Equity Incentive Plan and the Directors’ Stock Option Plan as of December 31, 2005, and changes during the nine months ended September 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value Price Per Share
Nonvested at December 31, 2005	737	$5.67
Granted	1,199	$4.80
Vested	(242)	$5.50
Forfeited	(56)	$3.33
Nonvested at September 30, 2006	1,594	$5.12

As of September 30, 2006, the Company had approximately $8.0 million of unrecognized compensation expense of which $7.8 million related to stock options under the Equity Incentive Plan and the Directors’ Stock Option Plan and $215,000 related to share purchase rights under the Employee Stock Purchase Plan.  The expense is expected to be recognized over a weighted average period of approximately 2.0 years.  The resulting effect on net loss and net loss per share is not likely to be representative of the effects in future periods due to additional grants, subsequent periods of vesting and changes in volatility and expected life.

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

SFAS No. 123 to stock-based employee compensation in the prior three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
	(in thousands, except per share amounts)
Net loss applicable to common stockholders as reported	$(5,107)	$(17,076)
Add: Stock-based employee compensation expense included in reported net loss	422	1,277
Deduct: Stock-based employee compensation expense determined under fair value method	(535)	(1,585)
Pro forma net loss	$(5,220)	$(17,384)
Basic and diluted net loss per share as reported	$(0.28)	$(0.95)
Pro forma basic and diluted net loss per share	$(0.29)	$(0.97)

The Company accounts for stock options granted to non-employees for acquiring, or in conjunction with selling, goods and services in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services, and accordingly recognizes as expense the estimated fair value of such options as calculated using the Black-Scholes model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Expense recognized for acquiring, or in conjunction with selling, goods or services for the quarters ended September 30, 2006 and 2005 were not material.

3.                                      Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive loss, including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(8,410)	$(5,107)	$(23,521)	$(17,076)
Unrealized gain (loss) on available-for-sale investments	61	10	89	7
Comprehensive loss	$(8,349)	$(5,097)	$(23,432)	$(17,069)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(8,410)	$(5,107)	$(23,521)	$(17,076)

Denominator:
Weighted average common shares	30,379	18,231	28,724	18,200
Weighted average unvested common shares subject to repurchase	(116)	(253)	(149)	(295)
Denominator for basic and diluted net loss per share	30,263	17,978	28,575	17,905
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.82)	$(0.95)

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

6.                                      New Accounting Pronouncements

In September 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s operating results or financial condition.

7.                                      Subsequent Events

Idenix

On October 24, 2006 the Company entered into a collaboration agreement with Idenix Pharmaceuticals, Inc. (“Idenix”) to apply the Company’s HepDirect® technology to certain Idenix lead compounds with the goal of improving the safety and efficacy of these compounds for the treatment of hepatitis C.  The research term will be for two years and may be extended beyond two years by mutual agreement of the parties.   In addition, Idenix will have the option to terminate the research term upon the first anniversary of the effective date of the agreement or upon the achievement of certain preclinical and clinical development milestones during the research term.  As part of this collaboration, Idenix will pay the Company an initial, non-refundable license fee of $2.0 million in the fourth quarter of  2006 and agreed to provide research funding of up to $1.7 million per year during the research term.  Idenix will also pay the Company milestones if specified preclinical and clinical development and regulatory events occur and royalties on product sales that result from the collaboration.  If all milestones are achieved, and including the $2.0 million license fee and up to $1.7 million per year in research funding over the term, the Company may be entitled to payments which total up to $68.8 million, plus royalties.  Idenix is solely responsible for conducting and funding all development work for compounds resulting from this collaboration.

Committed Equity Financing Facility

On November 2, 2006 the Company entered into a Committed Equity Financing Facility (“CEFF”) with an institutional investor.  Under the terms of the agreement the investor is committed to providing the Company up to $50 million in funding over a three-year term through the purchase of newly-issued shares of the Company’s common stock. The Company may access capital under the CEFF in tranches of up to the lesser of  $10 million or from between 0.75% to 1.5% of the Company’s market capitalization at the time of the draw down of such tranche, subject to certain conditions.   The investor will purchase shares of the Company’s common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to the investor during the eight-day pricing period is determined by the higher of $2.25 or 90% of the Company’s share price the day before the commencement of each draw down.  The Company has agreed to file a registration statement with the SEC for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below.

 In connection with the CEFF, the Company issued a warrant to the investor to purchase up to 260,000 shares of common stock at an exercise price of $9.26 which represents a 30% premium over the average of the closing prices of the Company’s common stock during the 5 days preceding the signing of the agreement.  The warrant will become exercisable after the six-month anniversary of the effective date of the agreement and will remain exercisable, subject to certain exceptions, until five years after the effective date of the agreement.

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

We currently have five product candidates in clinical trials.  These five product candidates, in order from the most advanced, are as follows:

Product Candidate	Disease Indication
pradefovir	hepatitis B
CS-917	type 2 diabetes
MB07133	primary liver cancer
MB07803	type 2 diabetes
MB07811	hyperlipidemia

We have incurred annual net losses since inception. As of September 30, 2006, our accumulated deficit was approximately $98.5 million. We expect to incur substantial and increasing losses for the next several years as we:

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

Our agreements with collaborators may include joint marketing or promotion arrangements of our products. For example, we have retained co-promotion rights for CS-917 in North America with Daiichi Sankyo, Co. Ltd.  Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any. We have licensed worldwide commercialization rights for pradefovir to Valeant Pharmaceuticals International who recently announced that it planned to sublicense pradefovir as part of an overall restructuring of Valeant’s operations. We have retained rights to MB07133, MB07803, MB07811 and all of the compounds generated from our current research programs, with the exception of product candidates covered by our collaborations with Merck & Co., Inc. and Idenix Pharmaceuticals, Inc. We intend to eventually market one or more of the product candidates for which we retain commercialization rights through our own sales force or with a co-promotion partner in the U.S. and through strategic collaborations abroad.

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

Our research and development activities are primarily focused on the clinical development of MB07133, MB07803 and  MB07811.  In addition, research and development activities include work on a variety of compounds in our other discovery research programs.  We are responsible for all costs incurred for these product and clinical candidates and in our discovery research programs with the exception of the AMPK and hepatitis C programs partnered with Merck and our hepatitis C program partnered with Idenix. Under the terms of our collaboration agreements with Merck, we had received approximately $6.0 million in sponsored research funding through September 30, 2006.  Valeant and Daiichi Sankyo are responsible for the costs of clinical development of pradefovir and CS-917, respectively.

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

Generally, Phase 1 clinical trials can be expected to last from 6 to 18 months, Phase 2 clinical trials can be expected to last from 12 to 24 months and Phase 3 clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the total costs of clinical trials and the likelihood of success. Although we are currently focused primarily on advancing MB07133, MB07803 and MB07811 through clinical development, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, our ongoing assessment of its market potential and considering our available financial resources.

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

Recently Issued Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces Accounting Principals Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on our operating results or financial condition.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

Revenues.    Revenues were $1.1 million for the three months ended September 30, 2006, compared with $1.4 million for the three months ended September 30, 2005. The $300,000 decrease was mainly due to decreased sponsored research and license fee revenues from our HCV collaboration with Merck which was completed in 2005.

Research and Development Expenses.    Research and development expenses were $8.2 million for the three months ended September 30, 2006, compared with $5.4 million for the three months ended September 30, 2005. The $2.8 million increase was mainly due to a $950,000 increase in preclinical and clinical study fees attributable to our development of MB07133, MB07803 and MB07811 and research costs of other potential drug targets,  $880,000 increase in personnel costs related to the hiring of additional personnel in our development and research departments, a $543,000 increase in facilities costs associated with our new facility and depreciation on new equipment, and an increase of $366,000 in stock compensation expense due to the implementation of SFAS No. 123R.

General and Administrative Expenses.    General and administrative expenses were $2.3 million for the three months ended September 30, 2006, compared with $1.3 million for the three months ended September 30, 2005. The $1.0 million increase was primarily due to an increase of $398,000 in stock compensation expense due to the implementation of SFAS No. 123R, an increase of $352,000 related to increases in various professional services and an increase of $177,000 related to the hiring of additional personnel in several administrative departments.

Net Interest Income.    Net interest income was $1.0 million for the three months ended September 30, 2006, compared to net interest income of $208,000 for the three months ended September 30, 2005. The $821,000 increase was a result of interest received on higher average cash balances for the three months ended September 30, 2006 as compared to the same period in 2005 as well as higher yields on investments.   Our cash balances were higher in the third quarter of 2006 as compared to the same quarter in 2005 due to the net proceeds from our October 2005 and March 2006 stock offerings.

Comparison of the Nine months Ended September 30, 2006 and 2005

Revenues.    Revenues were $3.0 million for the nine months ended September 30, 2006, compared with $2.4 million for the nine months ended September 30, 2005. The $600,000 increase was mainly due to increased sponsored research and license fee revenues from our AMPK collaboration with Merck entered into in June 2005.

Research and Development Expenses.    Research and development expenses were $22.8 million for the nine months ended September 30, 2006, compared with $16.0 million for the nine months ended September 30, 2005. The $6.8 million increase was mainly due to a $2.3 increase in preclinical and clinical study fees attributable to our development of MB07133, MB07803 and MB07811 and research costs of other potential drug targets, a $1.9 million increase related to the hiring of additional personnel in our development and research departments, a $1.5 million increase in facilities costs associated with our new facility and increased depreciation on new equipment, a $683,000 increase in stock compensation expense due to the implementation of SFAS No. 123R.

General and Administrative Expenses.    General and administrative expenses were $6.3 million for the nine months ended September 30, 2006, compared with $4.1 million for the nine months ended September 30, 2005. The $2.2 million increase was primarily due to an increase of $740,000 in stock compensation expense due to the implementation of SFAS No. 123R, a $589,000 increase related to the hiring of additional personnel in several administrative departments, a $694,000 increase related to various professional services and an increase of $158,000 in deferred rent and depreciation on new equipment associated with our new facility.

Net Interest Income.    Net interest income was $2.6 million for the nine months ended September 30, 2006, compared to net interest income of $611,000 for the nine months ended September 30, 2005. The $2.0 million increase was a result of interest received on higher average cash balances for the nine months ended September 30, 2006 as compared to the same period in 2005 as well as higher yields on investments.  Our cash balances were higher in 2006 as compared to 2005 due to the net proceeds from our October 2005 and March 2006 stock offerings.

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

As of September 30, 2006, we had $83.2 million in cash and cash equivalents and securities available-for-sale as compared to $66.9 million as of December 31, 2005, an increase of $16.3 million. The increase was primarily due to the net receipt of $37.3 million in our March 2006 financing which was offset by our use of approximately $21.1 million in cash to fund ongoing operations.  Net cash of $2.6 million was used in investing activities for the purchase of capital equipment for the nine months ended September 30, 2006. Net cash provided by financing activities, excluding the proceeds from our March 2006 financing, was $2.1 million primarily resulting from proceeds from capital lease obligations, net of principal payments.

As of September 30, 2006, we had financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $7.2 million, of which $5.2 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 6.6% to 12.8% and are due in monthly installments through October 2015.

On October 24, 2006 we entered into a collaboration agreement with Idenix to apply our HepDirect® technology to certain Idenix lead compounds with the goal of improving the safety and efficacy of these compounds for the treatment of hepatitis C.  The research term will be for two years and may be extended beyond two years by mutual agreement of the parties.   In addition, Idenix will have the option to terminate the research term upon the first anniversary of the effective date of the agreement or upon the achievement of certain preclinical and clinical development milestones during the research term.  As part of this collaboration, Idenix will pay us an initial, non-refundable license fee of $2.0 million in the fourth quarter of 2006 and agreed to provide us research funding of up to $1.7 million per year during the research term.  Idenix will also pay us milestones if specified preclinical and clinical development and regulatory events occur and royalties on product sales that result from the collaboration.  If all milestones are achieved, and including the $2.0 million license fee and the $1.7 million per year in research funding over the term, we may be entitled to payments which total up to $68.8 million, plus royalties.  Idenix is solely responsible for conducting and funding all development work for compounds resulting from this collaboration.

On November 2, 2006 we entered into a Committed Equity Financing Facility, or CEFF, with an institutional investor.  Under the terms of the agreement the investor is committed to providing us up to $50 million in funding over a three-year term through the purchase of newly-issued shares of our common stock. We may access capital under the CEFF in tranches of up to the lesser of $10 million or from between 0.75% to 1.5% of our market capitalization at the time of the draw down of such tranche, subject to certain conditions.  The investor will purchase shares of our common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the average market price of our common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to the investor during the eight-day pricing period is determined by the higher of $2.25 or 90% of our share price the day before the commencement of each draw down.  We have agreed to file a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below.

In connection with the CEFF, we issued a warrant to the investor to purchase up to 260,000 shares of common stock at an exercise price of $9.26 which represents a 30% premium over the average of the closing prices of our common stock during the 5 days preceding the signing of the agreement.  The warrant will become exercisable after the six-month anniversary of the effective date of the agreement and will remain exercisable, subject to certain exceptions, until five years after the effective date of the agreement.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, cash payments under our strategic collaborations, our CEFF, debt financing arrangements and grants. In addition, we may finance future cash needs through the sale of other equity securities, entering into additional strategic collaboration agreements, government grants and debt financing. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under current or future agreements. In addition, we cannot be sure that our existing cash, cash equivalents and securities available-for-sale will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

We have entered into various agreements that may obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of September 30, 2006:

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Obligations

Operating leases	$26,617,204	$1,656,678	$4,840,334	$4,840,334	$15,279,856
Capital leases	5,242,895	1,635,579	3,415,092	73,223	119,000
Purchase commitments	1,038,176	1,038,176	—	—	—
Minimum license fees	150,000	25,000	50,000	50,000	25,000
Total	$33,048,274	$4,355,433	$8,305,427	$4,963,558	$15,423,856

We have entered into employment agreements with our executive officers and other key employees that, under certain circumstances, provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements.

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

Item 1. Legal Proceedings

None.

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

Risks Related to our Business

We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have expended significant time, money and effort in the development of our five current product candidates, pradefovir, CS-917, MB07133, MB07803, and MB07811. Clinical trials conducted to date in patients treated with pradefovir have provided evidence of efficacy as measured by various parameters that we believe to be clinically and statistically significant. However, no pivotal, adequate and well-controlled clinical trials designed to provide clinical and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our products. All of our product candidates will require additional development, clinical trials and regulatory clearances before they can be commercialized. Positive results from preclinical studies and early clinical trials do not necessarily mean later clinical trials will succeed. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue our product candidates through the clinical trial and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval and begin commercialization for a number of years, if at all. Even if we were ultimately to receive regulatory approval for these product candidates, we and/or our partners, as applicable, may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale and the effect of competition with other drugs. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize one or more of our current product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, and our reputation in our industry and the investment community may be damaged.

If clinical trials of our product candidates do not produce successful results, we and our commercialization collaborators, as applicable, will be unable to commercialize these products.

To receive regulatory approval for the commercialization of pradefovir, CS-917, MB07133, MB07803, MB07811 or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the U.S. Food and Drug Administration, or FDA, in the U.S. and other regulatory agencies elsewhere in the world. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. Clinical testing is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

The targeted endpoints for clinical trials of pradefovir and CS-917 have been, and will continue to be, primarily established by Valeant (and/or possibly a future collaborator on the development of pradefovir) and Daiichi Sankyo, respectively. We are solely responsible for establishing the targeted endpoints for clinical trials of MB07133, MB07803 and MB07811. These targeted endpoints may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, preclinical and clinical data can be interpreted in different ways, and the FDA or other foreign regulatory agencies may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the commercialization of these product candidates.

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

The reason for the unexpectedly high blood levels of both drugs in these two patients is unknown at this time. In July 2005, after completing a comprehensive review of the program and the events and data surrounding the two serious adverse events, we and Daiichi Sankyo concluded that the lactic acidosis observed in the two patients was likely due to the significantly increased blood levels of metformin described above which in turn likely led to mitochondrial toxicity. Subsequently, Daiichi Sankyo decided that Phase 2b clinical trials of CS-917 could safely resume.  In February 2006, after submission of the proposed clinical trial protocol to the FDA and approval by institutional review boards, or IRBs, a Phase 2b clinical trial of CS-917 was initiated. This Phase 2b clinical trial provides for measurement of HbA1c, the endpoint generally required for approval of diabetes product candidates by regulatory agencies.  Daiichi Sankyo has conducted and will likely conduct additional studies combining CS-917 with other diabetes drugs to assess both the safety and eventually the potential for enhanced efficacy with the combination. However, further use of CS-917 in combination with metformin will be avoided unless additional data suggests that the elevation of metformin blood levels as seen in the two patients can be avoided through patient exclusion or through the administration of CS-917 at lower doses or through other means. Should CS-917 eventually be approved and the use of CS-917 in combination with metformin remains an issue, the FDA may require additional measures be taken during marketing, such as prominent warning labels known as “black-box” warnings, physician education programs and/or other steps regarding concomitant use of CS-917 and metformin.

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

MB07811 is a HepDirect prodrug of a potent liver-selective thyroid hormone receptor modulator (a “mimetic”) discovered by us. Thyroid hormone and thyroid hormone mimetics are known to exhibit a wide array of physiological actions involving a variety of organs that can be assessed in pre-clinical animal studies.   Both beneficial and undesirable effects can be inferred from studies of humans with hyperthyroidism (elevated thyroid hormone).  The development of liver-selective thyroid receptor modulators for the treatment of hyperlipidemia is a novel approach seeking to exploit the beneficial hepatic effects while avoiding toxicities related to systemic exposure of thyromimetic agents.   Successful development of MB07811 will require finding a dose range in humans that provides adequate benefit and an acceptable safety profile, that is known as an acceptable Therapeutic Index.

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

We are currently dependent on our collaborations with Valeant and Daiichi Sankyo for development of pradefovir and CS-917, respectively, and events involving these collaborations, our collaborations with Merck and Idenix, or any future collaborations could prevent us from developing and commercializing our product candidates and achieving or sustaining profitability.

We have entered into collaborations with Valeant and Daiichi Sankyo for the development and commercialization of pradefovir and CS-917, respectively. Valeant and Daiichi Sankyo have agreed to finance the clinical trials for pradefovir and CS-917, respectively, and, if they are approved, manufacture and market them. In April 2006, Valeant announced that it planned to sublicense pradefovir as part of an overall restructuring of Valeant’s operations.  Accordingly, we are currently dependent on Valeant and Daiichi Sankyo to gain FDA and other foreign regulatory agency approval of, and to commercialize, pradefovir and CS-917, and may be similarly dependent on any future sublicensee of pradefovir. We have also entered into two collaborations with Merck and a collaboration with Idenix. The first collaboration with Merck seeks to develop and commercialize new products for the treatment of hepatitis C infection and the second seeks to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and obesity. Our collaboration with Idenix seeks to develop and commercialize new products for the treatment of hepatitis C infection.  Although our collaboration with Merck has not yet yielded any product candidates and our collaboration with Idenix was only recently initiated, should a candidate ultimately be selected, we will be dependent on Merck and/or Idenix for further development and commercialization of any resulting product candidates. In addition, since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may be based upon our technologies, including MB07133, MB07803 and MB07811 we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these potential products. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and commercialization delays.

We have limited control over the amount and timing of resources that Valeant, Daiichi Sankyo, Merck, Idenix or any future collaborators devote to our programs or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. In the event that one of our collaborations is terminated, and we believe that the continued development or commercialization of a product candidate or drug compound covered by the collaboration is warranted, we may seek to obtain rights to develop and commercialize the product candidate or drug compound, if we did not already have those rights. We would then determine whether to continue the development or commercialization of the product candidate or drug compound independently or together with a new collaborator. However, in the event that we do not have sufficient resources to independently develop or commercialize the product candidate or drug compound, and we cannot establish a new collaboration on acceptable terms, we would be forced to discontinue its development or commercialization.

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

Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data, the achievement of milestones or the ownership of intellectual property developed during the collaboration. If any conflicts arise with Valeant, Daiichi Sankyo, Merck, Idenix or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

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

Valeant and Daiichi Sankyo are currently responsible for conducting clinical trials of pradefovir and CS-917, respectively. Although our collaborations with Merck to discover product candidates for the treatment of hepatitis C and metabolic diseases including type 2 diabetes, hyperlipidemia and obesity have not yet yielded product candidates, should they be successful, we will be dependent on Merck to conduct clinical trials of any resulting product candidates. Similarly, our collaboration with Idenix to discover product candidates for the treatment of hepatitis C was recently initiated and therefore has not yet yielded product candidates.  Should our collaboration with Idenix be successful, we will be dependent on Idenix to conduct clinical trials of any resulting product candidates. We intend to rely on other third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials of MB07133, MB07803, MB07811 and any other product candidates that we may develop for which a collaborator is not responsible for clinical development. If Valeant, Daiichi Sankyo, Merck, Idenix or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to clinical protocols or for other reasons, clinical trials may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

Because our product candidates, research programs and collaborative efforts depend on our proprietary technologies, adverse events affecting our proprietary technologies may delay or prevent the commercialization of our product candidates.

We used our HepDirect technology to discover pradefovir, MB07133, MB07811 and applied this technology in certain other programs as well.  We used our NuMimetic TM technology to identify CS-917 and MB07803. We intend to use these and future proprietary technologies to expand our product pipeline in the future. We also may leverage our HepDirect and other liver-targeting technology through strategic alliances and collaborations with other companies, such as our hepatitis C collaborations with Merck and Idenix in which we are applying our technology to certain Merck and Idenix compounds. Our proprietary technologies are subject to many of the same risks as our product candidates, including risks related to:

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

We are aware of many competitive products currently marketed or under development that are used to treat some of the diseases we have targeted. If CS-917 and/or MB07803 are ultimately determined safe and effective and approved for marketing, these products may compete for market share with established therapies from a number of competitors, including large pharmaceutical companies.  Such marketed products include, but are not limited to the following classes:

•                  metformin – a member of the biguanide drug class, related to guanidine and currently is the standard of care for type 2 diabetes,

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

If pradefovir is ultimately determined safe and effective and approved for marketing, it may compete for market share with established therapies from a number of competitors, including large pharmaceutical companies. Such marketed products include, but are not limited to the following classes:

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

Several large pharmaceutical companies are also developing novel therapies that target hyperlipidemia. These companies may develop and introduce products competitive with or superior to MB07811. Lipitor (atorvastatin; a statin marketed by Pfizer Inc.) is currently the best selling prescription medicine. In addition, generic statins (cholesterol-reducers) have recently been approved in the major pharmaceutical markets, which would also compete with MB07811.

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

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical trials and eventual commercialization. Valeant and Daiichi Sankyo are currently responsible for all clinical and commercial manufacturing of pradefovir and CS-917, respectively. We have relied on a number of suppliers to manufacture sufficient quantities of MB07133, MB07803 and MB07811 for use in our current clinical trials. Although none of our current product candidates has been manufactured on a commercial scale our historical suppliers have manufactured other companies’ products on a commercial scale. However, we have not yet determined if our suppliers are capable of manufacturing our products on a commercial scale. We, our collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in our clinical trials and regulatory submissions, in the commercialization of our product candidates or, if any of our product candidates is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA and other foreign regulatory agencies must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability.

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

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products. Valeant and Daiichi Sankyo are currently responsible for worldwide marketing and commercialization for pradefovir and CS-917, respectively, although we have an option to co-promote CS-917 in North America with Daiichi Sankyo. Although our hepatitis C and metabolic disease collaborations with Merck have not yet yielded product candidates, should they be successful, Merck will be responsible for worldwide marketing and commercialization of any resulting product candidates (subject to, in the case of our metabolic disease collaboration, our option to co-promote the product in the U.S. with certain financial assistance from Merck). Similarly, should our hepatitis C collaboration with Idenix be successful, Idenix will be responsible for worldwide marketing and commercialization of any resulting product candidates.  In order to co-promote any of these products, or to commercialize MB07133, MB07803, MB07811 or any future product candidates, we must develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform these services. Even though we may receive financial assistance from Merck if we exercise our co-promotion option under the metabolic disease collaboration developing a sales force for any resulting product or any product resulting from any of our other product candidates is expensive, and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 114 as of September 30, 2006. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

We have incurred net losses from our inception. As of September 30, 2006, we had an accumulated deficit of approximately $98.5 million. We expect to increase our operating expenses over the next several years as we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

We may raise additional funds through public or private equity offerings, our Committed Equity Financing Facility (“CEFF”), debt financings, grants or corporate collaboration and licensing arrangements. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock and warrants to purchase our common stock for an aggregate initial offering price of up to $75 million.  To date, we have sold approximately $40 million of our common stock under this registration statement.  Under the terms of our CEFF agreement with an institutional investor, we have agreed to file a registration statement with the Securities and Exchange Commission covering the resale of shares issuable under this agreement.  We may sell additional securities from time to time in one or more offerings in amounts, at prices and on terms that we will determine at the time of the offering. To the extent that we raise additional capital by issuing equity securities, pursuant to our effective shelf registration statement or otherwise, our existing stockholders’ ownership will be diluted.

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 67% of our common stock as of September 30, 2006. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.

A large portion of our shares are held by a small number of persons and investment funds.  In addition, these persons and funds hold warrants to purchase 3,797,176 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. Moreover, several of our stockholders and warrant holders have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares they currently hold or may acquire upon exercise of warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.  Recently, we entered into a CEFF agreement with an institutional investor under the terms of which it is committed to purchase up to $50 million of our common stock over a three year period.  Sales by these current and potential future stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1(2)	Offer Letter dated September 12, 2006 by and between Metabasis Therapeutics, Inc. and David F. Hale.

10.2(3)	Amended and Restated Severance Agreement dated July 19, 2006 by and between Metabasis Therapeutics, Inc. and Paul K. Laikind.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.

(2)          Incorporated by reference to exhibit number 10.1 to the Company’s Form 8-K as filed on September 14, 2006.

(3)          Incorporated by reference to exhibit number 10.1 to the Company’s Form 8-K as filed on July 25, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2006	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)