Form 10-Q
period 2007-03-31
METABASIS THERAPEUTICS INC
filed 2007-05-04
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 26, 2007 was 30,517,459.

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.
Balance Sheets
(In thousands, except par value data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,721	$12,052
Securities available-for-sale	51,543	65,871
Trade accounts receivable	512	187
Prepaids and other current assets	1,527	1,303
Total current assets	73,303	79,413

Property and equipment, net	6,254	6,263
Other assets	177	179

Total assets	$79,734	$85,855

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$720	$1,053
Accrued liabilities	6,493	3,999
Deferred revenue, current portion	3,192	3,192
Current portion of long-term debt	1,730	1,761
Current portion of capital lease obligations	21	20
Total current liabilities	12,156	10,025

Deferred revenue, net of current portion	963	1,630
Deferred rent	1,848	1,566
Long-term debt	3,495	3,908
Capital lease obligations, net of current portion	66	71
Other long-term liabilities	299	517
Total liabilities	18,827	17,717

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at March 31,
2007 and December 31, 2006, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2007 and December 31, 2006; 30,516 and 30,493 shares issued and outstanding at March 31, 2007 and
December 31, 2006, respectively	31	30
Additional paid-in capital	177,576	176,298
Accumulated deficit	(116,718)	(108,213)
Accumulated other comprehensive loss	18	23
Total stockholders’ equity	60,907	68,138

Total liabilities and stockholders’ equity	$79,734	$85,855

See accompanying notes.

Metabasis Therapeutics, Inc.
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
License fees	$2,467	$417
Sponsored research	938	525
Other revenue	21	31
Total revenues	3,426	973

Operating expenses:
Research and development	9,506	6,784
General and administrative	3,264	2,255
Total operating expenses	12,770	9,039

Loss from operations	(9,344)	(8,066)
Other income (expense):
Interest income	972	673
Interest expense	(133)	(73)
Total other income	839	600

Net loss	$(8,505)	$(7,466)

Basic and diluted net loss per share	$(0.28)	$(0.30)
Shares used to compute basic and diluted net loss per share	30,458	25,250

See accompanying notes.

Metabasis Therapeutics, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(8,505)	$(7,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,250	732
Depreciation and amortization	485	337
Deferred rent	282	362
Amortization of discount and premium on securities available-for-sale	(683)	61
Change in operating assets and liabilities:
Trade accounts receivable	(325)	668
Other current assets	(224)	(487)
Other assets	2	—
Deferred revenue	(667)	(417)
Accounts payable	(333)	(700)
Accrued liabilities and other long-term liabilities	2,276	(356)
Net cash flows used in operating activities	(6,442)	(7,266)

Investing activities
Purchases of securities available-for-sale	(23,902)	(22,713)
Sales/maturities of securities available-for-sale	38,908	9,119
Purchases of property and equipment	(476)	(1,411)
Net cash flows provided by (used in) investing activities	14,530	(15,005)

Financing activities
Issuance of common stock, net	29	37,346
Principal payments on debt and capital lease obligations	(448)	(266)
Proceeds received from debt and capital lease obligations	—	1,664
Net cash flows (used in) provided by financing activities	(419)	38,744
Increase in cash and cash equivalents	7,669	16,473
Cash and cash equivalents at beginning of year	12,052	32,597
Cash and cash equivalents at end of period	$19,721	$49,070

Supplemental schedule of noncash investing and financing activities:

Reclass of deferred compensation	$—	$3,266

Unrealized gain (loss) on short-term investments	$(5)	$1

See accompanying notes.

Metabasis Therapeutics, Inc.
Notes to Financial Statements
(Unaudited)

1.             Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, see the financial statements and notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-K filed with the SEC.

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

2.             Stock-Based Compensation

The Company maintains three shareholder-approved share-based compensation plans that are accounted for in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R.  The Amended and Restated 2001 Equity Incentive Plan (“Equity Incentive Plan”) provides for the grant of stock options and restricted stock to officers, directors and employees of, and consultants and advisors to, the Company.  The 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Stock Option Plan”) provides for the grant of non-statutory stock options to non-employee directors.  The 2004 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”) provides a means by which employees may purchase common stock at a discount through payroll deductions and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

The Company recognized share-based compensation expense for all three plans as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Stock-based compensation expense:
Research and development	$822	$453
General and administrative	428	279
Total stock-based compensation expense	$1,250	$732

Net effect on net loss	$1,250	$732
Effect on loss per share:
Basic and diluted	$0.04	$0.03

Compensation expense for all options granted under the Equity Incentive Plan and the Directors’ Stock Option Plan during the three-month period ended March 31, 2007 is recognized on a straight line basis over the vesting period of each grant, net of estimated forfeitures.  The Company’s estimated forfeiture rates are based on its historical experience. The estimated fair value of the options and share purchase rights granted during the first quarter of 2007 and in prior years was calculated using a Black-Scholes Merton option-pricing model (“Black-Scholes model”). The following summarizes the assumptions used in the Black-Scholes model as applied in the first quarter of 2007 and 2006:

	March 31, 2007
	Equity Incentive Plan and	Employee Stock Purchase
	Directors’ Stock Option Plan	Plan
Risk-free interest rate	4.7%	4.9%
Volatility	69.8%	69.8%
Dividend yield	0.0%	0.0%
Expected Life	6.1 years	1.25 years
Weighted average fair value at date of grant	$4.91	$2.16

	March 31, 2006
	Equity Incentive Plan and	Employee Stock Purchase
	Directors’ Stock Option Plan	Plan
Risk-free interest rate	4.4%	4.4%
Volatility	71.0%	70.0%
Dividend yield	0.0%	0.0%
Expected Life	6.1 years	1.25 years
Weighted average fair value at date of grant	$5.97	$1.57

As of March 31, 2007, the Company had approximately $15.8 million of unrecognized compensation expense of which $15.7 million related to stock options under the Equity Incentive Plan and the Directors’ Stock Option Plan and $149,000 related to share purchase rights under the Employee Stock Purchase Plan.  The expense is expected to be recognized over a weighted average period of approximately 2.0 years.  The resulting effect on net loss and net loss per share is not likely to be representative of the effects in future periods due to additional grants, subsequent periods of vesting and changes in volatility and expected life.

3.             Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive loss, including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(8,505)	$(7,466)
Unrealized gain (loss) on available-for-sale investments	(5)	1
Comprehensive loss	$(8,510)	$(7,465)

4.             Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted EPS since they are anti-dilutive were 6,050,849 and 3,085,227 at March 31, 2007 and 2006, respectively.

	Three Months Ended
	March 31,
	2007	2006
Actual:
Numerator:
Net loss	$(8,505)	$(7,466)
Denominator:
Weighted average common shares	30,506	25,434
Weighted average unvested common shares subject to repurchase	(48)	(184)
Denominator for basic and diluted net loss per share	30,458	25,250
Basic and diluted net loss per share	$(0.28)	$(0.30)

5.             Collaborative Research and Development Agreement

In October 2001, we entered into a development and license agreement with Valeant Pharmaceuticals International for the development and commercialization of pradefovir. In January 2007, Valeant, with our consent, assigned its rights, interests and obligations under the development and license agreement to Schering-Plough and further granted Schering-Plough a license to its intellectual property related to pradefovir. Concurrently, the Company and Schering-Plough entered into an amended and restated development and license agreement for the continued future development and commercialization of pradefovir. Under the amended and restated development and license agreement and pursuant to Valeant’s assignment, Schering-Plough was granted exclusive worldwide rights to develop and commercialize pradefovir during the term of the agreement. The Company received a non-refundable license fee of $1.8 million in January 2007 from Schering-Plough and will receive future milestone payments upon the occurrence of specified development, regulatory and commercial milestones as well as royalties on sales of products resulting from the collaboration.

6.             New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB SFAS No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

At December 31, 2006, the Company had federal and California net operating loss (“NOL”) carryforwards of $91.9 million and $91.6 million, respectively, expiring at various dates through 2019 and federal and state research and development (“R&D”) carryforwards of $3.7 million and $3.2 million, respectively, expiring beginning in 2019. Utilization of the NOL and R&D carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code, as well as similar state and foreign provisions. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes in control since the Company’s formation due to the significant complexity and cost associated with such a study and has not undergone an audit by the Internal Revenue Service or state of California. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.  Accordingly, the Company cannot at this time determine whether it’s NOL’s and R&D carryforwards are subject to limitation, the amount that may be subject to limitation and therefore the amount that should be presented as an uncertain tax position under FIN 48. However, based on the Company’s history of financings and ownership changes these limitations could be significant.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 (beginning with our 2008 fiscal year), although earlier application is encouraged. The Company has not yet evaluated the impact of adopting SFAS No. 157 on its financial statements, however, the Company expects to assess the impact of adoption of this standard will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 will be effective for the Company beginning with the first quarter of fiscal 2008.  The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and notes to those statements as of and for the year ended December 31, 2006 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

We currently have five product candidates in clinical development. These five product candidates, by category, and in order from the most advanced in clinical development within each category, are as follows:

Product Candidate	Disease Indication
Metabolic Diseases
CS-917	type 2 diabetes
MB07803	type 2 diabetes
MB07811	hyperlipidemia
Liver Diseases
pradefovir	hepatitis B
MB07133	primary liver cancer

We have incurred annual net losses since inception. As of March 31, 2007, our accumulated deficit was approximately $116.7 million. We expect to incur substantial and increasing losses for the next several years as we:

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

Our agreements with collaborators may include joint marketing or promotion arrangements of our products. For example, we have retained co-promotion rights for CS-917 in North America with Daiichi Sankyo, Co. Ltd. Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any. We have licensed worldwide commercialization rights for pradefovir to Schering Corporation, a subsidiary of Schering-Plough Corporation. We do not have collaborative partnerships for MB07803, MB07133 or MB07811 and are currently independently developing these product candidates.  We retain worldwide commercialization rights to all of the compounds generated from our current research programs, with the exception of product candidates covered by our collaborations with Merck & Co., Inc. and Idenix Pharmaceuticals, Inc. We intend to eventually market one or more of the product candidates for which we retain commercialization rights through our own sales force or with a co-promotion partner in the U.S. and through strategic collaborations abroad.

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

Our research and development activities are primarily focused on the clinical development of MB07803, MB07133 and MB07811. In addition, research and development activities include work on a variety of compounds in our other discovery research programs. We are responsible for all costs incurred for these product and clinical candidates and in our discovery research programs with the exception of the AMPK and hepatitis C programs partnered with Merck and our hepatitis C program partnered with Idenix. Under the terms of our collaboration agreements with Merck, we had received approximately $7 million in sponsored research funding through December 31, 2006. Daiichi Sankyo and Schering-Plough are responsible for the costs of clinical development of CS-917 and pradefovir, respectively.

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

Stock-Based Compensation.   We grant equity based awards under three stockholder-approved share-based compensation plans. We may grant options and restricted stock awards to employees, directors and consultants under our

Amended and Restated 2001 Equity Incentive Plan. We also grant awards to non-employee directors under our 2004 Non-Employee Directors’ Stock Option Plan. All of our employees are eligible to participate in our 2004 Employee Stock Purchase Plan which provides a means for employees to purchase common stock at a discount through payroll deductions. The benefits provided under all of these plans are subject to the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123R, Share-Based Payment, which we adopted effective January 1, 2006 under the modified prospective application method. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

We estimate the fair value of stock options granted using the Black-Scholes Merton, or Black-Scholes, option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including the option’s expected life and price volatility of the underlying stock. Expected volatility is based on the weighted average volatility of our stock factoring in daily share price observations and the historical price volatility of certain peers within our industry sector. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option and the share purchase right. The expected life of employee stock options represents the average of the contractual term of the options and the weighted average vesting period, as permitted under the simplified method, under SAB No. 107, Share-Based Payments.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We have adopted FIN 48 as of January 1, 2007, and compliance with this guidance did not have a significant impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 (beginning with our 2008 fiscal year), although earlier application is encouraged. We have not yet evaluated the impact of adopting SFAS No. 157 on our financial statements, however, we expect to assess the impact of adoption of this standard will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 will be effective in our first quarter of fiscal 2008.  We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenues.    Revenues were $3.4 million for the three months ended March 31, 2007, compared with $973,000 for the three months ended March 31, 2006. The $2.4 million increase was mainly due to increased license fee revenue as a result of the $1.8 million upfront license fee we received from Schering-Plough and license fee and sponsored research revenue from our hepatitis C collaboration with Idenix.

Research and Development Expenses.    Research and development expenses were $9.5 million for the three months ended March 31, 2007, compared with $6.8 million for the three months ended March 31, 2006. The $2.7 million increase was mainly due to increased spending of $1.3 million in payroll and related benefits as a result of a higher average number of employees in the first quarter of 2007, a $1 million increase in development expense for MB07803, MB07133 and MB07811 programs and an increase of $400,000 in stock-based compensation expense.

General and Administrative Expenses.    General and administrative expenses were $3.3 million for the three months ended March 31, 2007, compared with $2.3 million for the three months ended March 31, 2006. The $1.0 million increase was mainly due to an increase of $450,000 in professional services related to legal costs associated with patent and corporate related matters and consulting services, an increase of $200,000 in payroll and related benefits as a result of a higher average number of employees in the first quarter of 2007 versus 2006, an increase of $155,000 in stock-based compensation and an increase of $140,000 in occupancy related costs and depreciation expense.

Net Interest Income.    Net interest income was $839,000 for the three months ended March 31, 2007, compared to net interest income of $600,000 for the three months ended March 31, 2006. The $239,000 increase was a result of higher yields on investments.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $55.8 million in private equity financings and $107.5 million in net proceeds from our initial public offering in June 2004, a private placement of common stock and warrants in October 2005 and a registered direct offering of common stock in March 2006.

In April 2007, we filed an additional shelf registration statement to increase the amount of common stock and warrants available for issuance under our existing shelf registration statement by approximately $40 million to a total of $75 million.  The additional shelf registration statement was declared effective in May 2007.

In November 2006, we entered into a Committed Equity Financing Facility, or CEFF, with an institutional investor. Under the terms of the CEFF the investor is committed to providing us up to $50 million in funding over a three-year term through the purchase of newly-issued shares of our common stock. We may access capital under the CEFF in tranches of up to the lesser of $10 million or from between 0.75% to 1.5% of our market capitalization at the time of the draw down of such tranche, subject to certain conditions. The investor will purchase shares of our common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the average market price of our common stock during an eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to the investor during the eight-day pricing period is determined by the higher of $2.25 or 90% of our share price the day before the commencement of each draw down. Pursuant to the agreement we filed a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below which became effective on December 22, 2006.

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

As of March 31, 2007, we had $71.3 million in cash and cash equivalents and securities available-for-sale as compared to $77.9 million as of December 31, 2006, a decrease of $6.6 million. The decrease was primarily due to our use of approximately $6.4 million in cash to fund ongoing operations.  Net cash of $14.5 million was provided by investing activities primarily due to sales and maturities, net of purchases, of securities available-for-sale for the three months ended March 31, 2007.  Net cash used in financing activities was $419,000 primarily as a result of principal payments on debt and capital lease obligations.

As of March 31, 2007, we have financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $10.1 million, of which $5.3 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.0% to 12.85% and are due in monthly installments through October 2015. We currently anticipate investing approximately $3.5 million to $4.5 million in cash for the remaining fiscal 2007 period for leasehold improvements and capital equipment necessary to support our clinical development efforts, research programs and to support all other operations. We expect to continue to finance our capital expenditures through the use of debt.

As of March 31, 2007, we have not exercised our option to sell shares under the CEFF agreement. In the event we determine that the need for an equity financing is necessary to pursue specific strategic initiatives, and we determine that an equity offering under this agreement provides for more favorable terms and results than what may be available through other financing vehicles at the time, and we determine that the market will favorably support the additional equity available, we may utilize our option to sell shares of common stock under this agreement.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next twelve months. We expect to continue to increase our use of cash resources in fiscal 2007 for the further advancement of our current product candidates. This includes, but is not limited to, expenditures for additional personnel to further our preclinical, clinical and regulatory efforts, increased consulting services and increases in facilities and general and administrative support costs. Excluding potential cash inflows from financing activities or additional collaborations and net of anticipated cash inflows from existing collaborations, we currently anticipate utilizing approximately $43.0 million to $48.0 million in cash during 2007 to support the further development of our current product candidates, research programs and in support of all other operations. Based on our expected 2007 cash utilization, we expect to raise additional cash to fund our cash needs beyond the next twelve months through the sale of our common stock, including by the exercise of our option under the CEFF, and/or by entering into additional collaborations in 2007.

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

The following summarizes our long-term contractual obligations as of March 31, 2007 (in thousands):

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Contractual Obligations

Operating leases	$26,606	$1,910	$5,290	$6,312	$13,094
Equipment financing	5,225	1,730	2,950	409	136
Purchase commitments	389	389	—	—	—
Capital leases	87	21	47	19	—

Total	$32,307	$4,050	$8,287	$6,740	$13,230

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

We have entered into employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of March 31, 2007, no events have occurred resulting in the obligation of such payments.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2006.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have expended significant time, money and effort in the development of our metabolic disease product candidates, CS-917, MB07803 and MB07811, and our liver disease product candidates, pradefovir and MB07133. Clinical trials conducted to date in patients treated with CS-917 and pradefovir have provided evidence of efficacy as measured by various parameters that we believe to be clinically and statistically significant. However, no pivotal, adequate and well-controlled clinical trials designed to provide clinical and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further animal studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective or because we have inadequate financial or other resources to pursue our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

If development of our product candidates does not produce favorable results, we and our commercialization collaborators, as applicable, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our metabolic disease product candidates CS-917, MB07803 and MB07811, our liver disease product candidates pradefovir and MB07133, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the Food and Drug Administration, or FDA, in the U.S. and other regulatory agencies elsewhere in the world. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach clinical testing.  In addition, regulatory approval of our product candidates may be affected by adverse results in animal studies conducted during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation.

The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

•       clinical trials may produce negative or inconclusive results,

•       animal studies conducted on product candidates during clinical development to, among other things, evaluate their toxicology and pharmacokinetics and optimize their formulation may produce unfavorable results,

•       patient recruitment and enrollment in clinical trials may be slower than we anticipate,

•       costs of development may be greater than we anticipate,

•       our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance if approved,

•       collaborators who are responsible for development of our product candidates may not devote sufficient resources to these clinical trialsclinical trials or other studies of these candidates or conduct them in a timely manner, or

•       we may face delays in obtaining regulatory approvals to commence a clinical trial.

Success in early development does not mean that later development will be successful because, for example, product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our product candidates is limited, and to date our product candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these product candidates.

The targeted endpoints and goals for development of CS-917 have been, and will continue to be, primarily established by Daiichi Sankyo. The targeted endpoints and goals for development of pradefovir have been primarily established by Valeant and, in the future, will be primarily established by Schering-Plough. We are solely responsible for establishing the targeted endpoints and goals for development of MB07803, MB07133 and MB07811. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, data generated during development can be interpreted in different ways, and the FDA or other foreign regulatory agencies may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the commercialization of these product candidates.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business.

Prior to receiving regulatory approval, undesirable side effects caused by our product candidates could interrupt, delay or halt their development and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval.  In turn, this could eliminate or limit our ability to commercialize our product candidates and generate revenues from their sale.

For example, we were recently informed that 24-month oral carcinogenicity studies of pradefovir in mice and rats were completed.  The preliminary data from these studies showed that the incidence of rats or mice with tumors was increased in the animals dosed with the highest dose levels tested and was slightly increased at the intermediate dose levels.  The low dose levels were considered “no-effect” dose levels in both studies.  Based on these preliminary findings, Schering-Plough and Valeant discontinued dosing of all patients in the single ongoing pradefovir Phase 2 extension study as a precautionary measure.  This was considered a prudent course of action given the understanding of these preliminary findings and until the relevance of the rodent studies to man can be more fully evaluated.

As another example, the inhibition of gluconeogenesis can cause elevated levels of lactic acid, or lactate, which, if high and sustained under certain conditions, could lead to lactic acidosis, a serious and potentially fatal condition. Certain preclinical animal studies have shown that CS-917 raises lactate levels two- to three-fold in some but not all animal models. Elevated lactate levels have also been observed in certain human clinical trials of CS-917. For example, in a 28-day Phase 2 clinical trial of CS-917, isolated instances of lactate elevation significantly above the normal range were seen in some patients in both CS-917 and placebo treated groups over the course of the 28 days. No patient exhibited sustained lactate levels significantly above the normal range over a period of consecutive days during the clinical trial. However, one patient who received 200 milligrams of CS-917 twice a day was withdrawn from the clinical trial by the investigator on day 15 due to concerns over consistently elevated lactate levels measured the previous day. Other incidences of elevated lactate levels have been observed and will likely occur in the future.

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

In addition, undesirable side effects involving of our product candidates may have other significant adverse implications on our business, for example:

•       we may be unable to obtain additional financing on acceptable terms, if at all,

•       our stock price could decline,

•       our collaborators may ultimately terminate development of our partnered products, may further decide not to develop backup product candidates and may terminate our agreements,

•       if these agreements were terminated we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all,

•       if we were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their sale,

•       we may be subject to product liability or stockholder litigation, and

•       we may be unable to attract and retain key employees.

In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•       regulatory authorities may withdraw their approval of the product, or we may decide to cease marketing and sale of the product voluntarily,

•       we may be required to change the way the product is administered, conduct additional studies, change the labeling of the product, or change the product’s manufacturing facilities, and

•       our reputation may suffer.

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

We have entered into collaborations with Daiichi Sankyo and Schering-Plough for the development and commercialization of CS-917 and pradefovir, respectively. Daiichi Sankyo and Schering-Plough have agreed to finance the development of CS-917 and pradefovir, respectively, and, if they are approved, manufacture and market them. Accordingly, we are currently dependent on Daiichi Sankyo and Schering-Plough to gain FDA and other foreign regulatory agency approval of, and to commercialize, CS-917 and pradefovir. We have also entered into two collaborations with Merck and a collaboration with Idenix. The first collaboration with Merck seeks to develop and commercialize new products for the treatment of hepatitis C infection and the second seeks to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and non-alcoholic steatohepatitis, or NASH. Our collaboration with Idenix seeks to develop and commercialize new products for the treatment of hepatitis C infection. Although our collaborations with Merck and Idenix have not yet yielded any product candidates, should they ultimately be successful, we will be dependent on Merck and/or Idenix, as applicable, for further development and commercialization of any resulting product candidates. In addition, since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may be based upon our technologies, including MB07803, MB07133 and MB07811, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some or all of these product candidates. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and commercialization delays.

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

We rely on third parties in connection with the development of our product candidates. If these third parties do not successfully meet their obligations under our agreements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

Daiichi Sankyo and Schering-Plough are currently responsible for conducting the development of CS-917 and pradefovir, respectively. Although our collaborations with Merck and Idenix have not yet yielded product candidates, should they be successful, we will be dependent on Merck and/or Idenix, as applicable, to conduct the development of any resulting product candidates. We intend to rely on other third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist in the development of MB07803, MB07133, MB07811 and any other product candidates that we may develop for which a collaborator is not responsible for development. If Daiichi Sankyo, Schering-Plough, Merck, Idenix or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable protocols or for other reasons, clinical trials or other studies may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

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

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA or other foreign regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•       a product candidate may not be safe and effective,

•       FDA or other foreign regulatory agency officials may not find the data from preclinical testing and clinical trials generated during development sufficient,

•       the FDA or other foreign regulatory agency may not approve of our third-party manufacturers’ processes or facilities, or

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

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for development and eventual commercialization. Daiichi Sankyo and Schering-Plough are currently responsible for all clinical and commercial manufacturing of CS-917 and pradefovir, respectively. We have relied on a number of suppliers to manufacture sufficient quantities of MB07803, MB07133 and MB07811 for use in our current clinical trials during development. Although our suppliers have manufactured other companies’ products on a commercial scale, we have not yet determined if they are capable of manufacturing our products on a commercial scale. We, our collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in our clinical trials development and regulatory submissions, in the commercialization of our product candidates or, if any of our product candidates is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA and other foreign regulatory agencies must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability.

We currently expect that in any future of development activities related to MB07803, MB07133 and MB07811, we will rely on our current suppliers to manufacture these compounds. However, we do not have long-term supply agreements with these third parties, and we may not be able to enter into new supply agreements with them in a timely manner or on acceptable terms, if at all. These third parties may also be subject to capacity constraints that would cause them to limit the amount of these compounds that we can purchase. While we believe alternative sources to manufacture these compounds are readily available, in the event we have to seek such alternative sources we will incur costs associated with identifying and qualifying one or more alternate suppliers. In addition, any resulting interruption or delay we experience in the supply of MB07803, MB07133 or MB07811 may impede the development of these compounds.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 131 as of March 31, 2007. We may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

We have incurred net losses from our inception. As of March 31, 2007, we had an accumulated deficit of approximately $116.7 million. We expect to increase our operating expenses over the next several years as we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

•       successful completion of ongoing development activities for our product candidates,

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next 12 months. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We may raise additional funds through public or private equity offerings, our CEFF with Kingsbridge Capital Limited, debt financings, grants or corporate collaboration and licensing arrangements. For example, we have effective shelf registration statements on file with the Securities and Exchange Commission which allow us to issue shares of our common stock and warrants to purchase our common stock in the future for an aggregate initial offering price of up to $75 million. .

We have also filed a registration statement with the Securities and Exchange Commission covering the resale of shares issuable under the CEFF though to date, no shares have been issued under this resale registration statement.  We may sell additional securities from time to time in one or more offerings in amounts, at prices and on terms that we will determine at the time of the offering. To the extent that we raise additional capital by issuing equity securities, pursuant to our effective shelf registration statements or otherwise, our existing stockholders’ ownership will be diluted.

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

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•       the development status of our product candidates, including results of our clinical trials and other studies,

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

We are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of this prospectus and prohibit Kingsbridge from selling shares under this prospectus for a certain period of time. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement covering the resale of the shares of common stock to be issued in connection with the CEFF is not effective in circumstances not permitted by our registration rights agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the resale registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

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

The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•       changes in the regulatory status of our product candidates, including the status and results of our development activities,

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

•       regulatory developments in the U.S. and foreign countries,

•       fluctuations in stock market prices and trading volumes of similar companies,

•       variations in our quarterly operating results,

•       changes in securities analysts’ estimates of our financial performance,

•       changes in accounting principles,

•       issuances of new equity securities by us, pursuant to our effective shelf registration statements or otherwise,

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

We incur costs associated with regulatory compliance, and these costs could be significant.

 There are numerous regulatory requirements for public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market. With regard to the Sarbanes-Oxley Act, we have and will continue to incur significant expense as we continue to address the implications of applicable rules and our operations relative thereto, and as we work to respond to and comply with applicable requirements. Section 404 requires management to report on, and our independent auditors to attest to, our internal controls. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements. Compliance with these rules could also result in continued diversion of management’s time and attention, which could be disruptive to normal business operations. If we do not satisfactorily or timely comply with these requirements, possible consequences could include sanction or investigation by regulatory authorities such as the Securities and Exchange Commission or the Nasdaq Stock

Market; fines and penalties; incomplete or late filing of our periodic reports, including our annual report on Form 10-K; or civil or criminal liability. Our stock price and business could also be adversely affected.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 68% of our common stock as of March 31, 2007. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.3†	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.

10.34†	Metabasis Employee Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 4, 2007	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)