Form 10-Q
period 2007-06-30
METABASIS THERAPEUTICS INC
filed 2007-08-06
CIK 1053221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2007 was 30,642,271.

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.
Balance Sheets
(In thousands, except par value data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,529	$12,052
Securities available-for-sale	47,226	65,871
Trade accounts receivable	450	187
Prepaids and other current assets	1,231	1,303
Total current assets	63,436	79,413

Property and equipment, net	6,920	6,263
Other assets	175	179
Total assets	$70,531	$85,855

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,706	$1,053
Accrued liabilities	6,145	3,999
Deferred revenue, current portion	3,155	3,192
Current portion of long-term debt	1,896	1,761
Current portion of capital lease obligations	21	20
Total current liabilities	12,923	10,025

Deferred revenue, net of current portion	333	1,630
Deferred rent	2,131	1,566
Long-term debt	3,981	3,908
Capital lease obligations, net of current portion	60	71
Other long-term liabilities	287	517
Total liabilities	19,715	17,717

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at June 30, 2007 and December 31, 2006, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2007 and December 31, 2006; 30,642 and 30,493 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	31	30
Additional paid-in capital	179,395	176,298
Accumulated deficit	(128,654)	(108,213)
Accumulated other comprehensive loss	44	23
Total stockholders’ equity	50,816	68,138

Total liabilities and stockholders’ equity	$70,531	$85,855

See accompanying notes.

Metabasis Therapeutics, Inc.
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Sponsored research	$938	$525	$1,876	$1,050
License fees	666	417	3,133	834
Other revenue	—	—	21	31
Total revenues	1,604	942	5,030	1,915

Operating expenses:
Research and development	11,065	6,820	20,571	13,611
General and administrative	3,186	2,725	6,450	4,973
Total operating expenses	14,251	9,545	27,021	18,584

Loss from operations	(12,647)	(8,603)	(21,991)	(16,669)
Other income (expense):
Interest income	842	1,072	1,814	1,745
Interest expense	(130)	(114)	(264)	(187)
Total other income, net	712	958	1,550	1,558

Net loss	$(11,935)	$(7,645)	$(20,441)	$(15,111)

Basic and diluted net loss per share	$(0.40)	$(0.25)	$(0.67)	$(0.55)
Shares used to compute basic and diluted net loss per share	30,213	30,155	30,502	27,717

See accompanying notes.

Metabasis Therapeutics, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(20,441)	$(15,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,694	1,602
Depreciation and amortization	978	708
Deferred rent	565	656
Amortization of discount and premium on securities available-for-sale	(1,351)	118
Change in operating assets and liabilities:
Trade accounts receivable	(263)	609
Other current assets	72	27
Other assets	4	—
Deferred revenue	(1,334)	(833)
Accounts payable	653	(1,014)
Accrued liabilities and other long-term liabilities	1,916	(877)
Net cash flows used in operating activities	(16,507)	(14,115)

Investing activities
Purchases of securities available-for-sale	(50,441)	(41,260)
Sales/maturities of securities available-for-sale	70,458	31,421
Purchases of property and equipment	(1,635)	(2,003)
Net cash flows provided by (used in) investing activities	18,382	(11,842)

Financing activities
Issuance of common stock, net	404	37,651
Principal payments on debt and capital lease obligations	(936)	(662)
Proceeds received from debt and capital lease obligations	1,134	2,356
Net cash flows provided by financing activities	602	39,345
Increase in cash and cash equivalents	2,477	13,388
Cash and cash equivalents at beginning of year	12,052	32,597
Cash and cash equivalents at end of period	$14,529	$45,985

Supplemental schedule of noncash investing and financing activities:

Net-share settlement of warrant	$56	$—
Unrealized gain (loss) on short-term investments	$21	$28

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, see the financial statements and notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-K filed with the SEC.

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

2.             Comprehensive Loss

Statement of Accounting Financial Standard (“SFAS”) No. 130, Reporting Comprehensive Income, requires that all components of comprehensive loss, including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(11,935)	$(7,645)	$(20,441)	$(15,111)
Unrealized gain (loss) on available-for-sale investments	26	27	21	28
Comprehensive loss	$(11,909)	$(7,618)	$(20,420)	$(15,083)

3.             Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted EPS since they are anti-dilutive were 7,523,754 and 5,746,633 for the three months ended June 30, 2007 and 2006, respectively, and 7,145,040 and 5,546,552 for the six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(11,935)	$(7,645)	$(20,441)	$(15,111)
Denominator:
Weighted average common shares	30,228	30,304	30,533	27,883
Weighted average unvested common shares subject to repurchase	(15)	(149)	(31)	(166)
Denominator for basic and diluted net loss per share	30,213	30,155	30,502	27,717
Basic and diluted net loss per share	$(0.40)	$(0.25)	$(0.67)	$(0.55)

4.             New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB SFAS No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold in which a tax position be reached before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

At December 31, 2006, the Company had federal and California net operating loss (“NOL”) carryforwards of $91.9 million and $91.6 million, respectively, expiring at various dates through 2019 and federal and state research and development (“R&D”) carryforwards of $3.7 million and $3.2 million, respectively, expiring beginning in 2019. Utilization of the NOL and R&D carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code, as well as similar state and foreign provisions. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes in control since the Company’s formation due to the uncertainty as to whether the Company would realize a benefit from the NOL’s and the significant complexity and cost associated with such a study. The Company has not undergone an audit by the Internal Revenue Service or state of California. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.  Accordingly, the Company cannot at this time determine whether it’s NOL’s and R&D carryforwards are subject to limitation, the amount that may be subject to limitation and therefore the amount that should be presented as an uncertain tax position under FIN 48. However, based on the Company’s history of financings and ownership changes these limitations could be significant.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 (beginning with the Company’s 2008 fiscal year), although earlier application is encouraged. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on its results of operations and financial position.

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

5.             Subsequent Events

In July 2007, the Company was informed by Schering-Plough Corporation of its intention to terminate the agreements it entered into with the Company and Valeant Pharmaceuticals in December 2006 for the development and commercialization of pradefovir. The Company received a non-refundable $1.8 million up-front license fee in the first quarter of 2007 when the agreements became effective. The Company does not expect to receive any additional payments related to these agreements and upon termination of these agreements, all rights to pradefovir will be returned to the Company.

In July 2007, the Company was informed by Idenix Inc. that it planned to end the sponsored research term of the collaboration agreement upon the first anniversary of the agreement in accordance with its terms.  The remaining rights and obligations of the agreement will remain in effect.  The Company received approximately $2.6 million in license fees and sponsored research funding through June 30, 2007 and is entitled to receive an additional $688,000 in sponsored research funding through the effective termination date of the sponsored research term of the agreement in October 2007.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs by applying our proprietary technology, scientific expertise and unique capabilities for targeting the liver and liver pathways. These diseases include metabolic diseases such as diabetes, hyperlipidemia and obesity, among others, and liver diseases such as hepatitis and primary liver cancer. We have established a broad pipeline of product candidates and advanced research programs targeting large markets with significant unmet medical needs. We have discovered all of our product candidates internally using our proprietary technologies.

We currently have five product candidates at the clinical stage of development. These five product candidates, by category, and in order from the most advanced stage of clinical development reached to date by each product candidate within each category, are as follows:

Product Candidate	Disease Indication
Metabolic Diseases
CS-917	type 2 diabetes
MB07803	type 2 diabetes
MB07811	hyperlipidemia
Liver Diseases
pradefovir	hepatitis B
MB07133	primary liver cancer

In July 2007, we were informed by Daiichi Sankyo, Co. Ltd., our collaborative partner on CS-917, that results from a recently completed Phase 2b clinical trial showed that this product candidate failed to achieve the primary endpoint of the study, a statistically significant reduction in the placebo-adjusted level of gylcosolated hemoglobin (HbA1c), a measure of blood glucose levels, at either of the two doses tested.  Also in July we were informed by Schering-Plough Corporation that it intended to terminate the agreements previously entered into with us and Valeant Pharmaceuticals International for the development and commercialization of pradefovir.  As a result of these events, we have taken certain actions to control costs and may institute others and are unable at this time to determine what overall impact these events will have on our ongoing business strategy.

We have incurred annual net losses since inception. As of June 30, 2007, our accumulated deficit was approximately $128.7 million. We may incur substantial and potentially increasing losses for the next several years should we:

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

As a result of Schering-Plough’s decision to terminate our pradefovir collaboration, we will no longer have an ongoing collaborative partnership for pradefovir and we expect that all commercial rights to this product candidate will be returned to us.   At this time, we do not intend to independently develop pradefovir and will likely seek a new collaborative partnership for the further development and commercialization of this product candidate should we ultimately determine that such future development and commercialization is feasible.  We do not have collaborative partnerships for MB07803, MB07811 or MB07133 and are currently independently developing these product candidates.  We retain worldwide commercialization rights to all of the compounds generated from our current research programs, with the exception of any potential future product candidates covered by our collaborations with Merck & Co., Inc. and Idenix Pharmaceuticals, Inc. We intend to eventually market one or more of the product candidates for which we retain commercialization rights through our own sales force or with a co-promotion partner in the U.S. and through strategic collaborations abroad.

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

Our research and development activities are primarily focused on the clinical development of MB07803, MB07811 and MB07133. Daiichi Sankyo is currently responsible for the costs of clinical development of CS-917.  In addition, research and development activities include work on a variety of compounds in our other discovery research programs. We are responsible for all costs incurred for these product and clinical candidates and in our discovery research programs with the exception of the AMPK and hepatitis C programs partnered with Merck and our hepatitis C program partnered with Idenix. Under the terms of our collaboration agreements with Merck, we had received approximately $7.5 million in sponsored research funding through June 30, 2007. In July 2007, we were informed by Idenix Inc. that it planned to end the sponsored research term of the collaboration agreement upon the first anniversary of the agreement in accordance with its terms.  Under the terms of our collaboration agreement with Idenix, we had received approximately $2.6 million in license fees and sponsored research funding through June 30, 2007 and are entitled to receive approximately $688,000 in cumulative sponsored research funding through the one-year sponsored research term ending in October 2007.

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates and lead compounds from our research programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. Other than costs for outsourced services associated with our clinical programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development projects. However, we expect our research and development costs to be substantial and to potentially increase if we continue the development of our current product candidates and continue to expand our research programs.

Generally, Phase 1 clinical trials can be expected to last from 6 to 18 months, Phase 2 clinical trials can be expected to last from 12 to 24 months and Phase 3 clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the total costs of clinical trials and the likelihood of success. Although we are currently focused primarily on advancing MB07803, MB07811 and MB07133 through clinical development, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, our ongoing assessment of its market potential and considering our available financial resources.

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

As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 (beginning with our 2008 fiscal year), although earlier application is encouraged. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Revenues.    Revenues were $1.6 million for the three months ended June 30, 2007, compared with $942,000 for the three months ended June 30, 2006. The $662,000 increase was mainly due to increased sponsored research and license fee revenue as a result of our hepatitis C collaboration with Idenix.

Research and Development Expenses.    Research and development expenses were $11.1 million for the three months ended June 30, 2007, compared with $6.8 million for the three months ended June 30, 2006. The $4.3 million increase was mainly due to increased spending of $2.8 million in development expense for the MB07803, MB07811 and MB07133 programs, an increase of $1.0 in payroll and related benefits as a result of a higher average number of employees in the second quarter of 2007 as compared to the second quarter of 2006 and an increase of approximately $430,000 in stock-based compensation expense.

General and Administrative Expenses.    General and administrative expenses were $3.2 million for the three months ended June 30, 2007, compared with $2.7 million for the three months ended June 30, 2006. The $461,000 increase was mainly due to an increase of $240,000 in payroll and related benefits as a result of a higher average number of employees in the second quarter of 2007 as compared to the second quarter of 2006 and a $190,000 increase in stock-based compensation.

Other Income (Expense).    Net interest income was $712,000 for the three months ended June 30, 2007, compared to net interest income of $1.0 million for the three months ended June 30, 2006. The $246,000 decrease was a result of lower cash balances in the second quarter of 2007 as compared to the second quarter of 2006.

Comparison of the Six Months Ended June 30, 2007 and 2006

Revenues.    Revenues were $5.0 million for the six months ended June 30, 2007, compared with $1.9 million for the six months ended June 30, 2006. The $3.1 million increase was mainly due to increased license fee revenue as a result of the $1.8 million upfront license fee we received from Schering-Plough and license fee and sponsored research revenue from our hepatitis C collaboration with Idenix.

Research and Development Expenses.    Research and development expenses were $20.6 million for the six months ended June 30, 2007, compared with $13.6 million for the six months ended June 30, 2006. The $7.0 million increase was mainly due to increased spending of $3.8 million in development costs for the MB07803, MB07811 and MB07133 programs, an increase of $2.3 million in payroll and related benefits as a result of a higher average number of employees in the first six months of 2007 as compared to the first six months of 2006 and an increase of $800,000 in stock-based compensation expense.

General and Administrative Expenses.    General and administrative expenses were $6.5 million for the six months ended June 30, 2007, compared with $5.0 million for the six months ended June 30, 2006. The $1.5 million increase was mainly due to an increase of $465,000 in professional services related to legal costs associated with patent and corporate related matters and consulting services, an increase of $450,000 in payroll and related benefits as a result of a higher average number of employees in the first six months of 2007 compared to the first six months of 2006, an increase of $350,000 in stock-based compensation and an increase of $200,000 in occupancy related costs and depreciation expense.

Other Income (Expense).    Net interest income was $1.6 million for both the six months ended June 30, 2007 and 2006 due to having similar average cash balances over the first six months of 2007 as compared to the first six months of 2006.

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

In November 2006, we entered into a Committed Equity Financing Facility, or CEFF, with an institutional investor. Under the terms of the CEFF, the investor is committed to providing us up to $50 million in funding over a three-year term through the purchase of newly-issued shares of our common stock. Subject to certain conditions, we may access capital under the CEFF in tranches of up to the lesser of $10 million or:

•                  0.75% of our market capitalization if, at the time of the draw down of such tranche, our market capitalization equals or exceeds $65 million but is less than $100 million,

•                  1.00% of our market capitalization if, at the time of the draw down of such tranche, our market capitalization equals or exceeds $100 million but is less than $175 million, and

•                  1.50% of our market capitalization if, at the time of the draw down of such tranche, our market capitalization exceeds $175 million.

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

As of June 30, 2007, we had $61.8 million in cash and cash equivalents and securities available-for-sale as compared to $77.9 million as of December 31, 2006, a decrease of $16.1 million. The decrease was primarily due to our use of approximately $16.5 million in cash to fund ongoing operations.

As of June 30, 2007, we have financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $11.2 million, of which $6.0 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.0% to 12.85% and are due in monthly installments through October 2015. We expect to continue to finance our capital expenditures through the use of debt.

As of June 30, 2007, we have not exercised our option to sell shares under the CEFF agreement. In the event we determine that the need for an equity financing is necessary to pursue specific strategic initiatives, and we determine that an equity offering under this agreement provides for more favorable terms and results than what may be available through other financing vehicles at the time, and we determine that the market will favorably support the additional equity available, we may utilize our option to sell shares of common stock under this agreement.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next twelve months. Due mainly to recent unfavorable clinical trial results related to CS-917 and Schering-Plough’s decision to terminate our strategic collaboration for the development and commercialization of pradefovir, we have taken certain actions to control costs and may institute others.  We are unable at this time to determine what overall impact these events will have on our net spending for the remainder of 2007 and on our ongoing business strategy.  In addition, because of these events and their subsequent impact on the price of our common stock and our cost of capital, we are also unable at this time to determine their overall impact on our financing strategy.  Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of prior offerings of our equity securities and cash payments under our strategic collaborations.

We will continue to evaluate opportunities to finance future cash needs through our CEFF, debt financing arrangements, the sale of other equity securities and by entering into additional strategic collaboration agreements. However, we may not be successful in obtaining additional collaboration agreements, or in receiving milestone or royalty payments under current or future agreements. In addition, we cannot be sure that our existing cash, cash equivalents and securities available-for-sale will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any future debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

The following summarizes our long-term contractual obligations as of June 30, 2007 (in thousands):

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$25,472	$2,102	$5,547	$6,359	$11,464
Equipment financing	5,877	1,895	3,287	567	128
Purchase commitments	2,764	2,764	—	—	—
Capital leases	81	21	47	13	—
Total	$34,194	$6,782	$8,881	$6,939	$11,592

We also enter into agreements with clinical sites and contract research organizations to conduct our clinical trials. We will make payments to these sites and organizations based upon the number of patients enrolled and the length of their participation in the clinical trials. In addition, under certain agreements, we may be subject to penalties in the event we prematurely discontinue performance under these agreements. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future costs we will incur.

We have entered into employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of June 30, 2007, no events have occurred resulting in the obligation of such payments.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include but are not limited to the following:

•       the rate of progress and cost of our clinical trials and other research and development activities,

•       the scope, prioritization and number of clinical development and research programs we pursue,

•       the costs of expanding or potentially restructuring our operations,

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks described below include certain revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31,2006 and our subsequent filings with the Securities and Exchange Commission.

Risks Related to our Business

We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have expended significant time, money and effort in the development of our metabolic disease product candidates, CS-917, MB07803 and MB07811, and our liver disease product candidates, pradefovir and MB07133. Clinical trials conducted to date in patients treated with CS-917 and pradefovir have provided evidence of efficacy as measured by various parameters that we believe to be clinically and statistically significant. However, in July 2007 we were informed that results from the most recently completed Phase 2b clinical trial of CS-917 showed that the product candidate failed to achieve the primary endpoint of the study.  The impact of this finding on CS-917 and MB07803, a second-generation gluconeogenesis inhibitor, is currently being assessed.   To date, no pivotal, adequate and well-controlled clinical trials designed to provide clinical and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further animal studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective or because we have inadequate financial or other resources to pursue our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

•       costs of development may be greater than we anticipate,

•       our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance if approved,

•       collaborators who are responsible for development of our product candidates may not devote sufficient resources to these clinical trials or other studies of these candidates or conduct them in a timely manner, or

•       we may face delays in obtaining regulatory approvals to commence a clinical trial.

Success in early development does not mean that later development will be successful because, for example, product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Our clinical experience with our product candidates is limited, and to date our product candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these product candidates.  For example, in July 2007 we were informed that results from the most recently completed Phase 2b clinical trial of CS-917 showed that the product candidate failed to achieve the primary endpoint of the study.

The targeted endpoints and goals for development of CS-917 have been, and will continue to be, primarily established by Daiichi Sankyo. The current targeted endpoints and goals for development of pradefovir have been primarily established by Valeant and Schering-Plough.  However, as a result of Schering-Plough’s decision to terminate our pradefovir collaboration, we will no longer have an ongoing collaborative partnership for pradefovir and we expect that all commercial rights to this product candidate will be returned to us. Therefore, in the future, should we determine that further development and commercialization of pradefovir is feasible, we and/or any potential future collaborative partner will be responsible for establishing the targeted endpoints and goals for development of pradefovir.  We are also solely responsible for establishing the targeted endpoints and goals for development of MB07803, MB07811 and MB07133. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, data generated during development can be interpreted in different ways, and the FDA or other foreign regulatory agencies may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the commercialization of these product candidates.

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

For example, data from 24-month oral carcinogenicity studies of pradefovir in rats and mice showed that the incidence of rats or mice with tumors was increased in the animals dosed with the highest dose levels tested and was slightly increased at the intermediate dose levels.  The low dose levels were considered “no-effect” dose levels in both studies.  Based on these findings, Schering-Plough and Valeant discontinued dosing of all patients in the single ongoing pradefovir Phase 2 extension study as a precautionary measure.  This was considered a prudent course of action given the understanding of these findings and until the relevance of the rodent studies to man can be more fully evaluated.   As a result of these findings and other considerations, Schering-Plough recently informed us that it is terminating its collaboration with us for the development and commercialization of pradefovir, and we expect that all commercial rights to pradefovir will be returned to us.

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

Daiichi Sankyo has conducted and may conduct additional studies combining CS-917 with other diabetes drugs to assess both the safety and eventually the potential for enhanced efficacy with the combination. However, further use of CS-917 in combination with metformin will be avoided unless additional data suggests that the elevation of metformin blood levels as seen in the two patients can be avoided through patient exclusion or through the administration of CS-917 at lower doses or through other means. Should CS-917 eventually be approved and the use of CS-917 in combination with metformin remains an issue, the FDA may require additional measures be taken during marketing, such as prominent warning labels known as “black-box” warnings, physician education programs and/or other steps regarding concomitant use of CS-917 and metformin.

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

We are currently dependent on our collaboration with Daiichi Sankyo for development of CS-917, and events involving this collaboration, our collaborations with Merck and Idenix, or any future collaborations could prevent us from developing and commercializing our product candidates and achieving or sustaining profitability.

We have entered into a collaboration with Daiichi Sankyo for the development and commercialization of CS-917. Daiichi Sankyo has agreed to finance the development of CS-917 and, if it is approved, manufacture and market CS-917. Accordingly, we are currently dependent on Daiichi Sankyo to gain FDA and other foreign regulatory agency approval of, and to commercialize, CS-917. Recent unfavorable clinical trial results related to CS-917 may impact the potential further future development of this product candidate.  In addition, our agreement with Daiichi Sankyo contains certain rights and restrictions regarding our access to and use of confidential data and information generated by Daiichi Sankyo. We have initiated clinical trials of MB07803, a second-generation gluconeogenesis inhibitor that may be a direct competitor to CS-917. Because of this competitive situation and with our consent, the transfer to us of confidential information was reduced.  However, as a result of recent findings in a Phase 2b clinical trial of CS-917, we will likely need to review detailed data and information related to these findings.  The prior transfer of confidential information and any further future transfer of data and information related to these findings may increase the risk of claims based on our access to this information and data. It is possible that Daiichi Sankyo could challenge our rights to independently develop second generation gluconeogenesis inhibitors, including MB07803, which may delay or prevent the development, partnering and/or commercialization of such product candidates.

We have also entered into two collaborations with Merck and a collaboration with Idenix. The first collaboration with Merck seeks to develop and commercialize new products for the treatment of hepatitis C infection and the second seeks to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and non-alcoholic steatohepatitis, or NASH. Our collaboration with Idenix seeks to develop and commercialize new products for the treatment of hepatitis C infection. Although our collaborations with Merck and Idenix have not yet yielded any product candidates, should they ultimately be successful, we will be dependent on Merck and/or Idenix, as applicable, for further development and commercialization of any resulting product candidates. In addition, since we do not currently possess the resources necessary to independently develop and commercialize all of the potential products that may be based upon our technologies, including pradefovir, MB07803, MB07811 and MB07133, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some or all of these product candidates. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and commercialization delays.

We have limited control over the amount and timing of resources that Daiichi Sankyo, Merck, Idenix or any future collaborators devote to our programs or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. For example, we were recently informed that Schering-Plough is terminating its collaboration with us for the development and commercialization of pradefovir, and returning all rights to pradefovir to us.  Further, our collaborators may not develop products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. In the event that one of our collaborations is terminated, and we believe that the continued development or commercialization of a product candidate or drug compound covered by the collaboration is warranted, we may seek to obtain rights to develop and commercialize the product candidate or drug compound, if we did not already have those rights. We would then determine whether to continue the development or commercialization of the product candidate or drug compound independently or together with a new collaborator. However, in the event that we do not have sufficient resources to independently develop or commercialize the product candidate or drug compound, and we cannot establish a new collaboration on acceptable terms, we would be forced to discontinue its development or commercialization. For example, at this time, we do not intend to independently develop pradefovir and will seek a new collaborative partnership for the further development and commercialization of this product candidate should we ultimately determine that such future development and commercialization is feasible.

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

Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data, the achievement of milestones or the ownership of intellectual property developed during the collaboration. If any conflicts arise with Daiichi Sankyo, Merck, Idenix or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

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

Daiichi Sankyo is currently responsible for conducting all potential future development of CS-917.  Recent unfavorable clinical trial results related to CS-917 may impact the potential further future development of this product candidate.   Although our collaborations with Merck and Idenix have not yet yielded product candidates, should they be successful, we will be dependent on Merck and/or Idenix, as applicable, to conduct the development of any resulting product candidates.  At this time, we do not intend to independently develop pradefovir and will likely seek, and may therefore ultimately be dependent upon, a new collaborative partner for the further development and commercialization of this product candidate should we ultimately determine that such future development and commercialization is feasible.  We intend to rely on other third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist in the development of MB07803, MB07811, MB07133 and any other product candidates that we may develop for which a collaborator is not responsible for development. If Daiichi Sankyo, Merck, Idenix or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable protocols or for other reasons, clinical trials or other studies may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

Because our product candidates, research programs and collaborative efforts depend on our proprietary technologies, adverse events affecting our proprietary technologies may delay or prevent the commercialization of our product candidates.

We used our NuMimetic technology to identify CS-917 and MB07803. We used our HepDirect technology to discover pradefovir, MB07811, MB07133 and have applied it in certain other programs as well. We intend to use these and future proprietary technologies to expand our product pipeline in the future. We also may leverage our HepDirect and other liver-targeting technology through strategic alliances and collaborations with other companies, such as our hepatitis C collaborations with Merck and Idenix in which we are applying our technology to certain Merck and Idenix compounds. Our proprietary technologies are subject to many of the same risks as our product candidates, including risks related to:

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

Metformin is a drug that inhibits liver glucose production like CS-917 and MB07803 but does so through an unknown mechanism. Because it does not cause weight gain, metformin is often prescribed as a first line therapy to obese patients with type 2 diabetes, who are reported to comprise more than 90% of patients newly diagnosed with type 2 diabetes. Generic forms of metformin have recently become available. Accordingly, unless CS-917 and MB07803 demonstrate significant benefits when compared to metformin or demonstrate that they can be used in the patient population who do not tolerate and/or adequately respond to metformin treatment, the price required to effectively compete with the generic form of metformin may be so low that it becomes uneconomical to market CS-917 or MB07803. Moreover, if the combination of

CS-917 with metformin is contraindicated for safety reasons the market potential of CS-917 could be reduced and/or selling expenses could be increased. Should CS–917 eventually be approved and combination with metformin remains an issue, the FDA may require additional measures be taken during marketing, such as prominent warning labels known as “black-box” warnings, physician education programs and/or other steps to restrict concomitant use of CS-917 and metformin.

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

There are no currently approved drugs for primary liver cancer. However, some companies are developing novel therapies specifically for primary liver cancer. Nexavar (sorafenib), a chemotherapy approved for the treatment of kidney cancer,  has been submitted for approval for the treatment of patients with primary liver cancer and it may experience off-label use prior to its approval.

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

Several large pharmaceutical companies are also developing novel therapies that target hyperlipidemia. These companies may develop and introduce products competitive with or superior to MB07811. Lipitor (atorvastatin; a statin marketed by Pfizer) is currently one of the best selling prescription medicines. In addition, generic statins (cholesterol-reducers) have recently been approved in the major pharmaceutical markets and would also compete with MB07811.

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

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for development and eventual commercialization. Daiichi Sankyo is currently responsible for all clinical and commercial manufacturing of CS-917.  Recent unfavorable clinical trial results related to CS-917 may impact the potential further future development and ultimate manufacture, marketing and commercialization of this product candidate. At this time, we do not intend to independently develop pradefovir and will likely seek, and may therefore ultimately be dependent upon, a new collaborative partner for the clinical and commercial manufacture of this product candidate should we ultimately determine that future development and commercialization is feasible.   We have relied on a number of suppliers to manufacture sufficient quantities of MB07803, MB07811 and MB07133 for use in our current clinical trials during development. Although our suppliers have manufactured other companies’ products on a commercial scale, we have not yet determined if they are capable of manufacturing our products on a commercial scale. We, our collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in our clinical trials development and regulatory submissions, in the commercialization of our product candidates or, if any of our product candidates is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA and other foreign regulatory agencies must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability.

We currently expect that in any future development activities related to MB07803, MB07811 and MB07133, we will rely on our current suppliers to manufacture these compounds. However, we do not have long-term supply agreements with these third parties, and we may not be able to enter into new supply agreements with them in a timely manner or on acceptable terms, if at all. These third parties may also be subject to capacity constraints that would cause them to limit the amount of these compounds that we can purchase. While we believe alternative sources to manufacture these compounds are readily available, in the event we have to seek such alternative sources we will incur costs associated with identifying and qualifying one or more alternate suppliers. In addition, any resulting interruption or delay we experience in the supply of MB07803, MB07811 or MB07133 may impede the development of these compounds.

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

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products.  Daiichi Sankyo is currently responsible for worldwide marketing and commercialization for CS-917, although we have an option to co-promote CS-917 in North America with Daiichi Sankyo. Recent unfavorable clinical trial results related to CS-917 may impact the potential further future development and ultimate manufacture, marketing and commercialization of this product candidate.  At this time, we do not intend to independently develop pradefovir and will likely seek, and may therefore ultimately be dependent upon, a new collaborative partner for the worldwide marketing and commercialization of this product candidate should we ultimately determine that future development and commercialization is feasible.   Although our hepatitis C and metabolic disease collaborations with Merck have not yet yielded product candidates, should they be successful, Merck will be responsible for worldwide marketing and commercialization of any resulting product candidates (subject to, in the case of our metabolic disease collaboration, our option to co-promote the product in the U.S. with certain financial assistance from Merck). Similarly, should our hepatitis C collaboration with Idenix be successful, Idenix will be responsible for worldwide marketing and commercialization of any resulting product candidates. In order to co-promote any of these products, or to commercialize MB07803, MB07811, MB07133 or any future product candidates, we must develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform these services. Even though we may receive financial assistance from Merck if we exercise our U.S. co-promotion option under the metabolic disease collaboration, developing a sales force for any resulting product or any product resulting from any of our other product candidates is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

We may need to decrease or increase the size of our organization, and we may experience difficulties in managing those organizational changes.

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 129 as of June 30, 2007.  We may need to decrease the number of our full-time employees in the future in response to adverse business events.  Reducing our workforce may lead to additional unanticipated attrition.  If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or commercialization of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

Alternatively, we may need to continue to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this potential future growth. Our need to effectively manage our operations, potential future growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

We have incurred net losses from our inception. As of June 30, 2007, we had an accumulated deficit of approximately $128.7 million.  Due to recent unfavorable clinical trial results related to CS-917 and Schering-Plough’s decision to terminate our strategic collaboration for the development and commercialization of pradefovir, we have taken certain actions to control costs and may institute others.  We are unable at this time to determine what overall impact these events will have on our ongoing business strategy.

Should we ultimately determine it is in our stockholders interests to do so, we may need to increase our operating expenses over the next several years if we continue and expand our research and development activities, including conducting clinical trials for our product candidates and further developing our product pipeline, acquiring or in-licensing products, technologies or businesses, and funding other working capital and general corporate purposes. As a result, we may incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

We are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of the prospectus covering the shares of common stock issued in connection with the CEFF and prohibit Kingsbridge from selling shares under that prospectus for a certain period of time. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement covering the resale of the shares of common stock to be issued in connection with the CEFF is not effective in circumstances not permitted by our registration rights agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the resale registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

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

•       events affecting Daiichi Sankyo, Merck, Idenix or any future collaborators,

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 67% of our common stock as of June 30, 2007. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on June 1, 2007.  As of the close of business on April 11, 2007, the record date for the Annual Meeting, there were 30,517,459 shares of our common stock entitled to vote, of which there were 20,059,362 shares present at the Annual Meeting in person or by proxy. At the Annual Meeting, our stockholders approved the following matters:

Proposal 1.    Election of three directors to serve as Class III directors until our 2010 Annual Meeting of Stockholders.  The vote for the nominees for Class III director was as follows:

David F. Hale. — 19,948,468 shares were voted in favor of the nominee; 110,894 shares withheld their vote.

Paul K. Laikind, Ph.D. — 20,040,054 shares were voted in favor of the nominee; 19,308 shares withheld their vote.

George F. Schreiner, M.D., Ph.D. — 20,041,952 shares were voted in favor of the nominee; 17,410 shares withheld their vote.

Our Class I directors, Daniel D. Burgess, M.B.A. and Luke B. Evnin, Ph.D., continue in office until our 2008 Annual Meeting of Stockholders. Our Class II directors, Mark D. Erion, Ph.D., Arnold L. Oronsky, Ph.D. and William R. Rohn, continue in office until our 2009 Annual Meeting of Stockholders.

Proposal 2.     Ratification of the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  20,046,336 shares voted in favor of the proposal; 12,892 shares voted against the proposal; and 134 votes abstained.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

10.1†	First Amendment dated April 27, 2007 to Amended and Restated Severance Agreement dated July 19, 2006 between Paul K. Laikind and the Company.

10.2†	Severance Agreement dated April 27, 2007 between Edgardo Baracchini and the Company.

10.3†	Severance Agreement dated April 27, 2007 between Howard Foyt and the Company.

10.4†	Severance Agreement dated April 27, 2007 between Mark D. Erion and the Company.

10.5†	Severance Agreement dated April 27, 2007 between John W. Beck and the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 3, 2007	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)