Form 10-Q
period 2007-09-30
METABASIS THERAPEUTICS INC
filed 2007-11-07
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 1, 2007 was 30,657,305

METABASIS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.

Balance Sheets

(In thousands, except par value data)

	September 30, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$13,194	$12,052
Securities available-for-sale	38,079	65,871
Trade accounts receivable	412	187
Prepaids and other current assets	1,397	1,303
Total current assets	53,082	79,413

Property and equipment, net	6,861	6,263
Other assets	174	179
Total assets	$60,117	$85,855

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$551	$1053
Accrued compensation	2,915	1,711
Accrued liabilities	3,902	2,288
Deferred revenue, current portion	2,071	3,192
Current portion of long-term debt	1,692	1,761
Current portion of capital lease obligations	22	20
Total current liabilities	11,153	10,025

Deferred revenue, net of current portion	—	1,630
Deferred rent	2,413	1,566
Long-term debt	4,591	3,908
Capital lease obligations, net of current portion	55	71
Other long-term liabilities	270	517
Total liabilities	18,482	17,717

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at September 30, 2007 and December 31, 2006, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2007 and December 31, 2006; 30,657 and 30,493 shares issued and outstanding at September 30, 2007 and December 31, 2006, res ectivel	31	30
Additional paid-in capital	180,660	176,298
Accumulated deficit	(139,134)	(108,213)
Accumulated other comprehensive loss	78	23
Total stockholders' equity	41,635	68,138

Total liabilities and stockholders' equity	$60,117	$85,855

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Sponsored research	$937	$525	$2,813	$1,575
License fees	1,417	530	4,550	1,364
Other revenue	299	—	320	31
Total revenues	2,653	1,055	7,683	2,970

Operating expenses:
Research and development	10,866	7,614	31,437	21,058
General and administrative	2,834	2,880	9,284	8,020
Total operating expenses	13,700	10,494	40,721	29,078

Loss from operations	(11,047)	(9,439)	(33,038)	(26,108)
Other income (expense):
Interest income	708	1,115	2,522	2,860
Interest expense	(141)	(86)	(405)	(273)
Total other income	567	1,029	2,117	2,587

Net loss	$(10,480)	$(8,410)	$(30,921)	$(23,521)

Basic and diluted net loss per share	$(0.34)	$(0.28)	$(1.01)	$(0.82)
Shares used to compute basic and diluted net loss per share	30,650	30,263	30,552	28,575

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Operating activities
Net loss	$(30,921)	$(23,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,938	2,699
Depreciation and amortization	1,496	1,141
Deferred rent	847	950
Amortization of discount and premium on securities available-for-sale	(1,883)	(265)
Change in operating assets and liabilities:
Trade accounts receivable	(225)	241
Other current assets	(94)	(85)
Other assets	5	—
Deferred revenue	(2,751)	(1,213)
Accounts payable	(502)	(1,068)
Accrued compensation and other liabilities	2,571	(8)
Net cash flows used in operating activities	(27,519)	(21,129)

Investing activities
Purchases of securities available-for-sale	(63,977)	(84,986)
Sales/maturities of securities available-for-sale	93,707	66,577
Purchases of property and equipment	(2,094)	(2,611)
Net cash flows provided by (used in) investing activities	27,636	(21,020)

Financing activities
Issuance of common stock, net	425	37,665
Principal payments on debt and capital lease obligations	(1,447)	(1,051)
Proceeds received from debt and capital lease obligations	2,047	3,126
Net cash flows provided by financing activities	1,025	39,740
Increase (decrease) in cash and cash equivalents	1,142	(2,409)
Cash and cash equivalents at beginning of year	12,052	32,597
Cash and cash equivalents at end of period	$13,194	$30,188

Supplemental schedule of noncash investing and financing activities:

Net-share settlement of warrant	$56	$—

Unrealized gain on short-term investments	$55	$89

Reclass of deferred compensation	$—	$3,266

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, see the financial statements and notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-K filed with the SEC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(10,480)	$(8,410)	$(30,921)	$(23,521)
Unrealized gain on available-for-sale investments	35	61	55	89
Comprehensive loss	$(10,445)	$(8,349)	$(30,866)	$(23,432)

3.                                      Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted EPS since they are anti-dilutive were 7,575,946 and 6,112,787 for the three months ended September 30, 2007 and 2006, respectively, and 7,262,816 and 5,768,612 for the nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Actual:
Numerator:
Net loss	$(10,480)	$(8,410)	$(30,921)	$(23,521)
Denominator:
Weighted average common shares	30,652	30,379	30,573	28,724
Weighted average unvested common shares subject to repurchase	(2)	(116)	(21)	(149)
Denominator for basic and dilutednet loss per share	30,650	30,263	30,552	28,575
Basic and diluted net loss per share	$(0.34)	$(0.28)	$(1.01)	$(0.82)

4.                                      Collaboration Agreements

In September 2007, the Company, Schering Corporation and Valeant Pharmaceuticals North America entered into an agreement to terminate the agreements they entered into in December 2006 for the development and commercialization of pradefovir. The Company received a non-refundable $1.8 million up-front license fee in the first quarter of 2007 when the agreements became effective. The Company will not receive any additional payments related to these agreements and all rights to pradefovir have been returned to the Company subject to certain milestone and royalty payments we may be required to make to Valeant should this product candidate be subsequently developed.

In October 2007, the sponsored research term of the Company’s collaboration agreement with Idenix Pharmaceuticals, Inc. (“Idenix”) ended upon the first anniversary of the agreement in accordance with its terms.  The remaining rights and obligations of the agreement will remain in effect.  The Company received approximately $3.0 million in license fees and sponsored research funding through September 30, 2007 and is entitled to receive an additional $138,000 in sponsored research funding through the effective end of the sponsored research term of the agreement in October 2007.

5                                         New Accounting Pronouncements

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

At December 31, 2006, the Company had federal and California net operating loss (“NOL”) carryforwards of $91.9 million and $91.6 million, respectively, expiring at various dates through 2019 and federal and state research and development (“R&D”) carryforwards of $3.7 million and $3.2 million, respectively, expiring beginning in 2019. Utilization of the NOL and R&D carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future provided by Sections 382 and 383 of the Internal Revenue Code, as well as similar state and foreign provisions. The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes in control since the Company’s formation due to the uncertainty as to whether the Company would realize a benefit from the NOL’s and R&D credits, and the significant complexity and cost associated with such a study. The Company has not undergone an audit by the Internal Revenue Service or state of California. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.  Accordingly, the Company cannot at this time determine whether its NOL’s and R&D carryforwards are subject to limitation, the amount that may be subject to limitation and therefore the amount that should be presented as an uncertain tax position under FIN 48. However, based on the Company’s history of financings and ownership changes these limitations could be significant.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged.  Accordingly, this statement will be effective for the Company beginning with its 2008 fiscal year. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Accordingly, this statement will be effective for the Company beginning with its 2008 fiscal year.  The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its results of operations and financial position.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs by applying our proprietary technology, scientific expertise and unique capabilities for targeting the liver and liver pathways. Our primary focus is on drugs to treat metabolic diseases such as diabetes, hyperlipidemia and obesity, among others.  In the past, we have also worked on drugs to treat liver diseases such as hepatitis and primary liver cancer, however, we are currently not seeking new drug candidates in that area.  We have established a broad pipeline of product candidates and advanced research programs targeting large markets with significant unmet medical needs. We have discovered all of our product candidates internally using our proprietary technologies.

We currently have four product candidates at the clinical stage of development.   These product candidates include our core metabolic disease related product candidates MB07803 and MB07811, which are being developed as potential treatments for type 2 diabetes and hyperlipdemia, respectively, and our non-core liver disease related product candidates pradefovir and MB07133 which have been developed as potential treatments for hepatitis B and primary liver cancer, respectively.

Revised Strategic Plan

We have conducted an extensive review of the results of the Phase 2b clinical trial of our previously most advanced clinical stage product candidate, CS-917, and have concluded that while it failed to achieve the trial’s primary endpoint there was evidence of efficacy observed in patients with more advanced disease.  We also believe that the two dose groups evaluated in the trial were likely suboptimal.  We believe that these results, combined with the extensive preclinical and clinical results previously generated with this class of drugs known as FBPase inhibitors, support their continued development as a potentially important new class of drugs for the treatment of diabetes.  It is our expectation that we and Daiichi Sankyo, Co. Ltd. (“Daiichi Sankyo”), our collaborative partner on CS-917, will subsequently agree to terminate our strategic collaboration and return the rights to this product candidate to us.  We believe that our second generation FBPase inhibitor, MB07803, has been designed with certain improvements which have the potential to address the shortcomings seen to date with CS-917.  Accordingly, we have decided to concentrate our future internal clinical development efforts on MB07803 and not CS-917.  Therefore, we plan to discontinue any further clinical development of CS-917.

In addition, in September 2007, we entered into an agreement with Schering Corporation and Valeant Pharmaceuticals North America to terminate our agreements for the development and commercialization of pradefovir, our product candidate for the treatment of hepatitis B.  In connection with this agreement, all rights to pradefovir were transferred back to us subject to certain milestone and royalty payments we may be required to make to Valeant should this product candidate be subsequently developed.  These agreements were terminated as a result of numerous factors, which may include recently reported adverse 24-month oral carcinogenicity studies of pradefovir in rats and mice.  At this time, we do not intend to independently develop pradefovir and will seek a licensee to conduct the further development and commercialization of this product candidate should we ultimately determine that such future development and commercialization is feasible.

As a result of these events, we have re-evaluated our current business strategy and revised our strategic plan.  Under our revised strategic plan we will focus our internal resources primarily on our clinical, preclinical and discovery stage core metabolic disease related programs.  This includes funding the further clinical evaluation of our core metabolic disease product candidates, MB07803 and MB07811 with a focus on achieving key, near-term value-driving milestones.  Continued development of these core metabolic disease related product candidates thereafter will require significant resources.

Therefore, we plan to establish strategic collaborations for these product candidates at appropriate times to secure additional resources, accelerate progress and share risk.  In addition, we plan to advance additional metabolic disease product candidates discovered by our research group into clinical development either independently, or potentially with current or future strategic collaborators.

In order to reduce future expenses and to minimize the potential dilution associated with financing their internal development, we intend to immediately seek licensees to assume the further development of our non-core liver disease related product candidates, MB07133 and pradefovir.

By selectively funding only our core metabolic disease related product candidates, licensing our non-core liver disease related product candidates and by seeking to offset current and future discovery, preclinical and clinical costs via additional strategic collaborations on our core discovery, preclinical and clinical programs, our revised strategic plan has the potential to reduce current and future expenses and to provide additional financial resources from license fees, milestones and potential strategic equity investments should we be successful in establishing these additional collaborations and license agreements.  We expect to reduce costs even further by minimizing the previously planned general growth of the company.  We are also evaluating the potential for additional debt financing.  We believe that these measures, if successful, along with our existing resources will be sufficient to execute our revised strategic plan.

History of Losses, Prior Funding

We have incurred annual net losses since inception. As of September 30, 2007, our accumulated deficit was approximately $139.1 million. We expect to incur losses for the next several years as we:

•       continue to develop our current and future core metabolic disease related clinical development candidates,

•       participate in the commercialization of our product candidates, if any, that receive regulatory approval and for which we retain commercialization rights,

•       continue and potentially expand our research and development programs, and

•       acquire or in-license products, technologies or businesses that are complementary to our own.

We have a limited history of operations and, to date, we have not generated any product revenues. In addition to our initial public offering in June 2004, our private placement of common stock and warrants in October 2005 and our registered direct offering of common stock in March 2006, we have financed our operations and internal growth through private placements of preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments, equity investments from collaborative partners and, to a lesser extent, the sale of common stock through our stockholder approved equity incentive plans.

Commercial, Manufacturing Rights, Risks

We currently do not have strategic collaborations in place related to our core metabolic disease related product candidates, MB07803 or MB07811, and we are currently seeking license agreements related to our non-core liver disease related product candidates, pradefovir and MB07133.  We retain worldwide commercialization rights to all of the compounds that we have generated from our past and current discovery and preclinical stage programs, with the exception of any potential future product candidates covered by our collaborations with Merck & Co., Inc. (“Merck”) and Idenix.  Our potential future agreements with strategic collaborators may include joint marketing or promotion arrangements which may allow us to eventually co-market one or more of our product candidates through our own sales force or with a co-promotion partner.  Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any.

We will rely on our collaborators or third-party manufacturers to produce sufficient quantities of our product candidates for preclinical and clinical studies and large-scale commercialization upon their approval.

Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential product candidates that may be based upon our technologies, we plan to enter into additional collaborative agreements to assist in the development and commercialization of some or all of our product candidates. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and commercialization delays.

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

Our development activities are focused on the clinical development of our core metabolic disease related product candidates MB07803 and MB07811. Our activities related to our non-core liver disease related product candidates pradefovir and MB07133 are currently limited to planning, consultation, design and other efforts preparatory to their potential future clinical development by licensees.  In addition, our research activities include work on a variety of compounds in our other discovery and preclinical research programs. We are responsible for all costs incurred for our product candidates and our discovery and preclinical research programs with the exception of the AMPK program partnered with Merck and the hepatitis C program partnered with Idenix.  Our collaboration with Merck seeks to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and non-alcoholic steatohepatitis, or NASH. Under the terms of our AMPK collaboration agreement with Merck, we have received approximately $5.3 million in sponsored research funding through September 30, 2007 and are entitled to receive approximately $1.0 million through the remaining three year sponsored research term ending in July 2008. Our collaboration with Idenix seeks to develop and commercialize new products for the treatment of hepatitis C infection. Our efforts and internal costs related to the hepatitis C collaboration with Idenix ceased upon completion of its research term in October 2007.  Under the terms of this agreement, we have received approximately $3.0 million in license fees and sponsored research funding through September 30, 2007 and are entitled to receive approximately $138,000 in additional sponsored research funding for the remaining portion of the sponsored research term that ended.

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates and lead compounds from our research programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. Other than costs for outsourced services associated with our clinical programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development projects. However, we expect our research and development costs to be substantial and to potentially increase as we continue the development of our current product candidates and continue to expand our research programs.

Generally, Phase 1 clinical trials can be expected to last from 6 to 18 months, Phase 2 clinical trials can be expected to last from 12 to 24 months and Phase 3 clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the total costs of clinical trials and the likelihood of success. Although we are currently focused primarily on advancing MB07803 and MB07811 through clinical development, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, our ongoing assessment of its market potential and consideration of our available financial resources.

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

Revenue Recognition.   Our revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104,  Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables. Our agreements generally contain multiple elements, including access to our proprietary technologies and research and development services. Payments under our collaborations are generally made in the form of up-front license fees, milestone payments and downstream royalties. All fees are nonrefundable. Revenue from milestones is recognized when earned, provided that:

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

We estimate the fair value of stock options granted using the Black-Scholes-Merton, or Black-Scholes, option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including the option’s expected life and price volatility of the underlying stock. Expected volatility is based on the weighted average volatility of our stock factoring in daily share price observations and the historical price volatility of certain peers within our industry sector. In computing expected volatility, the length of the historical period used is equal to the length of the expected term of the option and the share purchase right. The expected life of employee stock options represents the average of the contractual term of the options and the weighted average vesting period, as permitted under the simplified method, under SAB No. 107, Share-Based Payments.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We have adopted FIN 48 as of January 1, 2007, and compliance with this guidance did not have a significant impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, although earlier application is encouraged.  Accordingly, this statement will be effective for the Company beginning with its 2008 fiscal year. We are in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Accordingly, this statement will be effective for the Company beginning with its 2008 fiscal year.  We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenues.    Revenues were $2.7 million for the three months ended September 30, 2007, compared with $1.1 million for the three months ended September 30, 2006. The $1.6 million increase was mainly due to increased sponsored research and license fee revenue as a result of our hepatitis C collaboration with Idenix.

Research and Development Expenses.    Research and development expenses were $10.9 million for the three months ended September 30, 2007, compared with $7.6 million for the three months ended September 30, 2006. The $3.3 million increase was mainly due to increased spending of $2.5 million in development expense for the MB07803, MB07811 and MB07133 programs, an increase of $0.6 million in payroll and related benefits as a result of a higher average number of employees in the third quarter of 2007 as compared to the third quarter of 2006, an increase of $0.1 million in non-cash stock-based compensation expense and an increase of approximately $0.1 million in occupancy related costs and depreciation expense.

General and Administrative Expenses.    General and administrative expenses were $2.8 million for the three months ended September 30, 2007, compared with $2.9 million for the three months ended September 30, 2006. The $0.1 million decrease was mainly due to a decrease of approximately $0.3 million in professional fees and other miscellaneous expenses offset by an increase of approximately $0.2 million in payroll and related benefits as a result of a higher average number of employees in the third quarter of 2007 as compared to the third quarter of 2006.

Other Income (Expense).    Net interest income was $0.6 million for the three months ended September 30, 2007, compared to net interest income of $1.0 million for the three months ended September 30, 2006. The $0.4 million decrease was a result of lower cash balances in the third quarter of 2007 as compared to the third quarter of 2006.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenues.    Revenues were $7.7 million for the nine months ended September 30, 2007, compared with $3.0 million for the nine months ended September 30, 2006. The $4.7 million increase was mainly due to increased license fee revenue as a result of the $1.8 million upfront license fee we received from Schering and license fee and sponsored research revenue from our hepatitis C collaboration with Idenix.

Research and Development Expenses.    Research and development expenses were $31.4 million for the nine months ended September 30, 2007, compared with $21.1 million for the nine months ended September 30, 2006. The $10.3 million increase was mainly due to increased spending of $6.3 million in development costs for the MB07803, MB07811 and MB07133 programs, an increase of $3.0 million in payroll and related benefits as a result of a higher average number of employees in the first nine months of 2007 as compared to the first nine months of 2006, an increase of $0.9 million in non-cash stock-based compensation expense and an increase of approximately $0.3 million in occupancy related costs and depreciation expense.  The increase was offset by a decrease of approximately $0.1 million in other expenses.

General and Administrative Expenses.    General and administrative expenses were $9.3 million for the nine months ended September 30, 2007, compared with $8.0 million for the nine months ended September 30, 2006. The $1.3 million increase was mainly due to an increase of $0.6 million in payroll and related benefits as a result of a higher average number of employees in the first nine months of 2007 compared to the first nine months of 2006, an increase of approximately $0.3 million in professional fees related to legal costs associated with patent and corporate related matters and consulting services, an increase of $0.3 million in non-cash stock-based compensation and an increase of $0.2 million in occupancy related costs and depreciation expense.  These increases were offset by a decrease of approximately $0.1 million in other expenses.

Other Income (Expense).    Net interest income was $2.1 million for the nine months ended September 30, 2007, compared to net interest income of $2.6 million for the nine months ended September 30, 2006. The $0.5 million decrease was a result of lower cash balances during the first nine months of 2007 as compared to the first nine months of 2006.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $55.8 million in net proceeds from private equity financings and $107.5 million in net proceeds from our initial public offering in June 2004, a private placement of common stock and warrants in October 2005 and a registered direct offering of common stock in March 2006 as well as from direct payments of sponsored research funding, license fees, milestone payments, equity investments from collaborative partners and, to a lesser extent, the sale of common stock through our stockholder approved equity incentive plans.

In April 2007, we filed an additional shelf registration statement to increase the amount of common stock and warrants available for issuance under our existing shelf registration statement by approximately $40 million to a total of $75 million.  The additional shelf registration statement was declared effective in May 2007.

In November 2006, we entered into a Committed Equity Financing Facility, or CEFF, with an institutional investor. Under the terms of the CEFF, the investor is committed to providing us up to $50 million in funding from time to time for a period up to 36 months that commenced in December 2006 through the purchase of newly-issued shares of our common stock. Subject to certain conditions, we may access capital under the CEFF in tranches of up to the lesser of $10 million or:

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

If our market capitalization is less than $65 million, we will not have access to this capital.

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

As of September 30, 2007, we had $51.3 million in cash and cash equivalents and securities available-for-sale as compared to $77.9 million as of December 31, 2006, a decrease of $26.6 million. The decrease was primarily due to our use of approximately $27.6 million in cash to fund ongoing operations.

As of September 30, 2007, we have financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $12.1 million, of which $6.4 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.0% to 12.85% and are due in monthly installments through October 2015. We expect to continue to finance our capital expenditures through the use of debt.

As of September 30, 2007, we have not exercised our option to sell shares under the CEFF. In the event we determine that the need for an equity financing is necessary to pursue specific strategic initiatives, that an equity offering under this agreement provides for more favorable terms and results than what may be available through other financing vehicles at the time, and that the market will favorably support the additional equity available, we may utilize our option to sell shares of common stock under this agreement.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements through at least the next twelve months. Under our revised strategic plan we will focus our internal resources primarily on our clinical, preclinical and discovery stage core metabolic disease related programs.  This includes funding the further clinical evaluation of our core metabolic disease product candidates, MB07803 and MB07811, with a focus on achieving key, near-term value-driving milestones.  Continued development of these core metabolic disease related product candidates thereafter will require significant resources.  Therefore, we plan to establish strategic collaborations for these product candidates at appropriate times to secure additional resources, accelerate progress and share risk.  In addition, we plan to advance additional metabolic disease product candidates discovered by our research group into clinical development either independently, or potentially with current or future strategic collaborators

In order to reduce future expenses and to minimize the potential dilution associated with financing their internal development, we intend to immediately seek licensees to assume the further development of our non-core liver disease related product candidates, MB07133 and pradefovir.

By selectively funding only our core metabolic disease related product candidates, licensing our non-core liver disease related product candidates and by seeking to offset current and future discovery, preclinical and clinical costs via additional strategic collaborations on our core discovery, preclinical and clinical programs, our revised strategic plan has the potential to significantly reduce current and future expenses and to provide additional financial resources from license fees, milestones and potential strategic equity investments should we be successful in establishing these additional collaborations and license agreements.  We expect to reduce costs even further by minimizing the previously planned general growth of the company.  We are also evaluating the potential for additional debt financings.  We believe that these measures, if successful, along with our existing resources will be sufficient to execute our revised strategic plan.

However, we may not be successful in entering into additional collaboration agreements at the appropriate times or at all, in receiving milestone or royalty payments under current or future agreements, or in entering into additional debt financing arrangements.  Accordingly, we may need to augment the funding of our revised strategic plan with additional offerings of our equity securities (including our CEFF).  We cannot be sure that funding will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

The following summarizes our long-term contractual obligations as of September 30, 2007 (in thousands):

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$25,062	$2,283	$5,725	$6,405	$10,649
Equipment financing	6,283	1,692	3,916	552	123
Purchase commitments	2,121	2,121	—	—	—
Capital leases	77	22	46	9	—
Total	$33,543	$6,118	$9,687	$6,966	$10,772

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

We have entered into employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of September 30, 2007, no events have occurred resulting in the obligation of such payments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks described below include certain revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and our subsequent filings with the Securities and Exchange Commission.

Risks Related to our Business

We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have expended significant time, money and effort in the development of our core metabolic disease related product candidates, MB07803 and MB07811, and our non-core liver disease related product candidates, pradefovir and MB07133. Clinical trials conducted to date have provided initial evidence of safety with all of our product candidates and initial evidence of efficacy in certain of our product candidates.  However, to date, no pivotal, adequate and well-controlled clinical trials designed to provide clinical and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further animal studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective or because we have inadequate financial or other resources to pursue our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval and begin commercialization for a number of years, if at all. Even if we were ultimately to receive regulatory approval for these product candidates, we and/or our potential future partners, as applicable, may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, the cost of manufacturing the product on a commercial scale and the effect of competition with other drugs. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize one or more of our current product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, and our reputation in our industry and the investment community may be damaged.

If development of our product candidates does not produce favorable results, we and our commercialization collaborators, as applicable, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our core metabolic disease related product candidates MB07803 and MB07811, our non-core liver disease related product candidates pradefovir and MB07133, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the Food and Drug Administration, or FDA, in the U.S. and other regulatory agencies elsewhere in the world. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach.  In addition, regulatory approval of our product candidates may be affected by adverse results in animal studies conducted during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation.

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

Success in early development does not mean that later development will be successful because, for example, product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing.  For example, in July 2007, we were informed by Daiichi Sankyo, our collaborative partner on CS-917, that results from a recently completed Phase 2b clinical trial showed that this product candidate failed to achieve the primary endpoint of the clinical trial despite having successfully achieved the primary endpoints of other, earlier clinical trials.  Based on these findings, we expect Daiichi Sankyo to discontinue all development efforts on CS-917. Further, it is our expectation that we and Daiichi Sankyo will subsequently agree to terminate our strategic collaboration on CS-917 and return the rights to this product candidate to us.  Therefore, we do not intend to further develop this product candidate.

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

We currently do not have strategic collaborations in place for any of our current product candidates. Therefore, in the future, we and/or any potential future collaborative partner will be responsible for establishing the targeted endpoints and goals for development of our product candidates.  These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, data generated during development can be interpreted in different ways, and the FDA or other foreign regulatory agencies may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the commercialization of these product candidates.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business.

Prior to receiving regulatory approval, undesirable side effects observed in human clinical trials or in supportive animal studies with our product candidates could interrupt, delay or halt their development and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval.  In turn, this could eliminate or limit our ability to commercialize our product candidates and generate revenues from their sale.

For example, data from 24-month oral carcinogenicity studies of pradefovir in rats and mice showed that the incidence of rats or mice with tumors was increased in the animals dosed with the highest dose levels tested and was slightly increased at the intermediate dose levels.  The low dose levels were considered “no-effect” dose levels in both studies.  As a result of numerous factors which may include these findings, we entered into an agreement with Schering Corporation and Valeant Pharmaceuticals North America to terminate our agreements for the development and commercialization of pradefovir, and all commercial rights to pradefovir have been returned to us subject to certain milestone and royalty payments we may be required to make to Valeant should pradefovir be subsequently developed.

Our product candidates could also exhibit adverse interactions with other drugs.  For example, in earlier clinical trials conducted by Daiichi Sankyo, CS-917 was associated  with incidents of lactic acidosis in two patients when it was combined with metformin in a Phase 1 clinical trial.  After extensive analysis, Daiichi Sankyo concluded that these incidents were likely due to significantly increased blood levels of metformin.  CS-917 was also associated in a limited number of patients with episodes of hypoglycemia, asymptomatic lactate elevation as well as lactate elevation with clinical symptoms that could be considered signs of lactic acidosis.  We are currently conducting clinical trials of our second-generation product candidate for type 2 diabetes, MB07803, which works by the same mechanism as CS-917 and thus may be subject to some or all of the same risks as CS-917.  To date, no incidents of lacticemia, lactic acidosis, hypoglycemia or other significant adverse side effects have been observed in clinical trials of MB07803.

The unique nature of our proprietary technologies including HepDirect and NuMimetic may cause undesirable side effects in future clinical trials or supportive animal studies.  In addition, our product candidates may have greater or lesser degrees of potential risk of undesirable side effects relative to other product candidates based on the nature of their molecular targets and the various physiological responses associated with those targets.  For example, MB07811 is a product candidate designed to exploit the beneficial hepatic effects of thyroid hormone mimetics while avoiding toxicities related to systemic exposure  to these types of compounds.  If MB07811 is not successful in this regard, it could be associated with undesirable side effects.

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, for example:

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

We are currently dependent on our collaborations with Merck and Idenix for the development and commercialization of product candidates related to those collaborations, and we may be dependent on future collaborators for the development of our current and future product candidates.  Events involving our collaborations with Merck and Idenix, or any future collaborations could prevent us from developing and commercializing our product candidates and achieving or sustaining profitability.

We have entered into two collaborations with Merck and a collaboration with Idenix. The first collaboration with Merck seeks to develop and commercialize new products for the treatment of hepatitis C infection and the second seeks to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and non-alcoholic steatohepatitis, or NASH. Our collaboration with Idenix seeks to develop and commercialize new products for the treatment of hepatitis C infection.  Although our collaborations with Merck and Idenix have not yet yielded any product candidates, should they ultimately be successful, we will be dependent on Merck and/or Idenix, as applicable, for further development and commercialization of any resulting product candidates. In October 2007, the sponsored research term of our collaboration agreement with Idenix was ended upon the first anniversary of the agreement in accordance with its terms.  In addition, since we do not currently possess the resources necessary to independently develop and commercialize all of the potential product candidates that may be based upon our technologies, including MB07803, MB07811, pradefovir, and MB07133, we plan to enter into additional collaborative agreements to assist in the development and commercialization of some or all of these product candidates. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and commercialization delays.

We have limited control over the amount and timing of resources that Merck, Idenix or any future collaborators devote to our programs or potential product candidates. These collaborations with us may end or may be terminated or our collaborators may otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop product candidates that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. In the event that one of our collaborations is terminated, and we believe that the continued development or commercialization of a product candidate or drug compound covered by the collaboration is warranted, we may seek to obtain rights to develop and commercialize the product candidate or drug compound, if we do not already have those rights. We would then determine whether to continue the development or commercialization of the product candidate or drug compound independently or together with a new collaborator. However, in the event that we do not have sufficient resources to independently develop or commercialize the product candidate or drug compound, and we cannot establish a new collaboration on acceptable terms, we would be forced to discontinue its development or commercialization. For example, at this time, we do not intend to independently develop pradefovir or MB07133and will seek new collaborations for the further development and commercialization of these product candidates.

We and our present and future collaborators may fail to develop or effectively commercialize products or drug compounds covered by our present and future collaborations if:

•       we do not achieve our objectives under our collaboration agreements,

•       our product candidates do not meet the primary endpoints of any clinical trials conducted on them or exhibit undesirable side effects,

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

Because our collaborations with Merck and Idenix may involve Merck’s or Idenix’s proprietary compounds, if Merck or Idenix terminate development of product candidates we may not have the right to pursue development of these product candidates on our own.

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

Our agreement with Merck to develop and commercialize new products to treat several metabolic diseases including type 2 diabetes, hyperlipidemia and NASH may include the development of compounds owned or controlled by Merck. Accordingly, if Merck terminates this collaboration, it may prove difficult for us to continue development of such compounds. Similarly, our agreement with Idenix to develop and commercialize new products to treat hepatitis C infection may include the development of compounds owned or controlled by Idenix. In October 2007, the sponsored research term of our collaboration agreement with Idenix ended upon the first anniversary of the agreement in accordance with its terms.  While Idenix may not choose to develop the compounds discovered during the research term, should it do so and then decide to terminate this collaboration, it may prove difficult for us to continue development of such compounds.

Conflicts may arise between us and any of our collaborators that could delay or prevent the development or commercialization of our product candidates.

Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data, the achievement of milestones or the ownership of intellectual property developed during the collaboration. If any conflicts arise with Merck, Idenix or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

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

Based on findings in a recently completed Phase 2b clinical trial, we expect Daiichi Sankyo to discontinue all development efforts on CS-917. Further, it is our expectation that we and Daiichi Sankyo will subsequently agree to terminate our strategic collaboration on CS-917 and return the rights to this product candidate to us.  We may ultimately be unable to reach agreement with Daiichi Sankyo regarding the expected termination of our strategic collaboration which could impact our future rights to CS-917, all of the clinical data that has been developed on the product candidate and its underlying intellectual property.  We do not intend to further develop this product candidate.

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

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist in the development of MB07803 and MB07811 and intend to rely on similar organizations to assist in the development of any other future product candidates that we may develop for which a collaborator is not responsible for development.  At this time, we do not intend to independently develop pradefovir or MB07133 and will seek licensees to conduct the further development and commercialization of these product candidates.  We may rely on strategic collaborators for the development of our core metabolic disease related product candidates MB07803 and MB07811 in the future.  If were are successful in entering into these future collaborations and license agreements, we will be dependent upon our collaborative partners and licensees for the further development and commercialization of these product candidates.  Although our collaborations with Merck and Idenix have not yet yielded product candidates, should they be successful, we will be dependent on Merck and/or Idenix, as applicable, to conduct the development of any resulting product candidates.  If Merck, Idenix or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable protocols or for other reasons, clinical trials or other studies may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

Because our product candidates, research programs and collaborative efforts depend on our proprietary technologies, adverse events affecting our proprietary technologies may delay or prevent the commercialization of our product candidates.

We used our NuMimetic technology to identify MB07803. We used our HepDirect technology to discover pradefovir, MB07811, MB07133 and have applied it in certain other programs as well. We intend to use these and future proprietary technologies to expand our product pipeline in the future. We also may leverage our HepDirect and other liver-targeting technology through strategic alliances and collaborations with other companies, such as our hepatitis C collaborations with Merck and Idenix in which we applied our technology to certain Merck and Idenix compounds. Our proprietary technologies are subject to many of the same risks as our product candidates, including risks related to:

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

We are aware of many competitive products currently marketed or under development that are used to treat some of the diseases we have targeted. If MB07803 is ultimately determined safe and effective and approved for marketing, it may compete for market share with established therapies from a number of competitors, including large pharmaceutical companies. Such marketed products include, but are not limited to the following classes:

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

Metformin is a drug that inhibits liver glucose production like MB07803 but does so through an unknown mechanism. Because it does not cause weight gain, metformin is often prescribed as a first line therapy to obese patients with type 2 diabetes, who are reported to comprise more than 90% of patients newly diagnosed with type 2 diabetes. Generic forms of metformin have recently become available. Accordingly, unless MB07803 demonstrates significant benefits when compared to metformin or demonstrates that it can be used in the patient population who do not tolerate and/or adequately respond to metformin treatment, the price required to effectively compete with the generic form of metformin may be so low that it may limit the market’s potential or make it uneconomical to market MB07803.  In addition, many companies are developing novel therapies that target diabetes. These companies may develop and introduce products competitive with or superior to MB07803.

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

Our ability to develop and commercialize our products depends in part on our ability to manufacture, or arrange for collaborators or other third parties to manufacture, our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for development and eventual commercialization.  We have relied on a number of suppliers to manufacture sufficient quantities of MB07803 and MB07811 for use in clinical trials during development. Although our suppliers have manufactured other companies’ products on a commercial scale, we have not yet determined if they are capable of manufacturing our products on a commercial scale. We, our current and potential future collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture our product candidates, resulting in delays in our clinical trials development and regulatory submissions, in the commercialization of our product candidates or, if any of our product candidates is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA and other foreign regulatory agencies must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third-party manufacturers on acceptable terms could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability.

We currently expect that in any future development activities related to MB07803 and MB07811, we will rely on our current suppliers to manufacture these compounds. However, we do not have long-term supply agreements with these third parties, and we may not be able to enter into new supply agreements with them in a timely manner or on acceptable terms, if at all. These third parties may also be subject to capacity constraints that would cause them to limit the amount of these compounds that we can purchase. While we believe alternative sources to manufacture these compounds are readily available, in the event we have to seek such alternative sources we will incur costs associated with identifying and qualifying one or more alternate suppliers. In addition, any resulting interruption or delay we experience in the supply of MB07803 or MB07811 may impede the development of these compounds.

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

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products.  Although our hepatitis C and metabolic disease collaborations with Merck have not yet yielded product candidates, should they be successful, Merck will be responsible for worldwide marketing and commercialization of any resulting product candidates (subject to, in the case of our metabolic disease collaboration, our option to co-promote the product in the U.S. with certain financial assistance from Merck). Similarly, should our hepatitis C collaboration with Idenix be successful, Idenix will be responsible for worldwide marketing and commercialization of any resulting product candidates. In order to co-promote any of these products, or to commercialize MB07803, MB07811, pradefovir, MB07133 or any future product candidates for which we retain commercialization rights, we may be required to develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform these services. Even though we may receive financial assistance from Merck if we exercise our U.S. co-promotion option under the metabolic disease collaboration, developing a sales force for any resulting product or any product resulting from any of our other product candidates is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

•       relative convenience and ease of administration,

•       the prevalence and severity of any adverse side effects,

•       restrictions on use in combination with other products,

•       availability of alternative treatments,

•       pricing and cost effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and target markets,

•       effectiveness of our or our partners’ sales and marketing strategy, and

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

We may need to decrease the size of our organization, and we may experience difficulties in managing those organizational changes.

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 137 as of September 30, 2007.  We may need to decrease the number of our full-time employees in the future in response to adverse business events.  Reducing our workforce may lead to additional unanticipated attrition.  If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or commercialization of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

Risks Related to our Finances and Capital Requirements

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict when we will become profitable, if ever.

We have incurred net losses from our inception. As of September 30, 2007, we had an accumulated deficit of approximately $139.1 million.  While we are unable at this time to determine whether our net losses will increase or decrease in the future, we expect to continue to incur net losses during the next several years as we conduct operations.  Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we will become profitable, if ever.

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

We may raise additional funds through public or private equity offerings, our CEFF, debt financings, grants or corporate collaboration and licensing arrangements. For example, we have effective shelf registration statements on file with the Securities and Exchange Commission which allow us to issue shares of our common stock and warrants to purchase our common stock in the future for an aggregate initial offering price of up to $75 million.

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

Our CEFF may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to an institutional investor and may result in dilution to our stockholders.

In November 2006, we entered into the CEFF with an institutional investor. The CEFF entitles us to sell and obligates the investor to purchase, from time to time over a period of up to 36 months which commenced in December 2006, shares of our common stock at a discount of up to 10% for cash consideration up to an aggregate of $50.0 million, subject to specified conditions and restrictions. The investor will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock; a minimum amount of our market capitalization, the accuracy of representations and warranties made to the investor; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, the investor is permitted to terminate the CEFF by providing written notice to us within 10 business days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition (subject to specified exceptions, including conditions or events that are reasonably expected to occur in the ordinary course of our business).  If we are unable to access funds through the CEFF, or if the investor terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

We are entitled, in certain circumstances, to deliver a “blackout” notice to the investor to suspend the use of the prospectus covering the shares of common stock issued in connection with the CEFF and prohibit the investor from selling shares under that prospectus for a certain period of time. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement covering the resale of the shares of common stock to be issued in connection with the CEFF is not effective in circumstances not permitted by our registration rights agreement with the investor, then we must make a payment to the investor, or issue the investor additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by the investor immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the resale registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

Should we sell shares to the investor under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders.

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

•       events affecting Merck, Idenix or any future collaborators,

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 67% of our common stock as of September 30, 2007. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.

A large portion of our shares are held by a small number of persons and investment funds. In addition, these persons and funds hold warrants to purchase 4,044,480 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. Moreover, several of our stockholders and warrant holders have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares they currently hold or may acquire upon exercise of warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders. Under the CEFF, an institutional investor is committed to purchase up to $50 million of our common stock over a 36 month period which commenced in December 2006, subject to certain conditions. Sales by these current and potential future stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.

(2)          Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2007	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President
of Finance, Chief Financial Officer and
Treasurer (Principal Financial and
Accounting Officer)