Form 10-Q
period 2008-03-31
METABASIS THERAPEUTICS INC
filed 2008-05-02
CIK 1053221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 29, 2008 was 34,930,843

METABASIS THERAPEUTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.

Balance Sheets

(In thousands, except par value data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,141	$14,141
Securities available-for-sale	16,226	28,297
Trade accounts receivable	—	61
Prepaids and other current assets	1,174	1,096
Total current assets	37,541	43,595

Property and equipment, net	6,088	6,356
Other assets	389	172
Total assets	$44,018	$50,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$325	$802
Accrued compensation	3,899	3,181
Accrued liabilities	3,557	4,132
Deferred revenue, current portion	853	1,321
Current portion of long-term debt	2,798	2,068
Current portion of capital lease obligations	24	23
Total current liabilities	11,456	11,527

Deferred rent	2,728	2,595
Long-term debt	7,591	3,845
Capital lease obligations, net of current portion	49	55
Other long-term liabilities	200	—
Total liabilities	22,024	18,022

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at March 31, 2008 and December 31, 2007, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2008 and December 31, 2007; 30,759 and 30,754 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	31	31
Additional paid-in capital	182,993	182,003
Accumulated deficit	(161,112)	(150,012)
Accumulated other comprehensive loss	82	79
Total stockholders’ equity	21,994	32,101
Total liabilities and stockholders’ equity	$44,018	$50,123

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Sponsored research	$525	$938
License fees	417	2,467
Other revenue	—	21
Total revenues	942	3,426

Operating expenses:
Research and development	9,745	9,506
General and administrative	2,519	3,264
Total operating expenses	12,264	12,770

Loss from operations	(11,322)	(9,344)
Other income (expense):
Interest income	398	972
Interest expense	(176)	(133)
Total other income	222	839

Net loss	$(11,100)	$(8,505)

Basic and diluted net loss per share	$(0.36)	$(0.28)
Shares used to compute basic and diluted net loss per share	30,758	30,458

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(11,100)	$(8,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	983	1,250
Depreciation and amortization	528	485
Deferred rent	133	282
Amortization of discount and premium on securities available-for-sale	(199)	(683)
Realized gain on securities available-for-sale	(7)	—
Change in operating assets and liabilities:
Trade accounts receivable	61	(325)
Other current assets	(78)	(224)
Other assets	(7)	2
Deferred revenue	(468)	(667)
Accounts payable	(477)	(333)
Accrued compensation and other liabilities	133	2,276
Net cash flows used in operating activities	(10,498)	(6,442)

Investing activities
Purchases of securities available-for-sale	(2,213)	(23,902)
Sales/maturities of securities available-for-sale	14,493	38,908
Purchases of property and equipment	(260)	(476)
Net cash flows provided by investing activities	12,020	14,530

Financing activities
Issuance of common stock, net	7	29
Principal payments on debt and capital lease obligations	(529)	(448)
Proceeds received from debt	5,000	—
Net cash flows provided by (used in) financing activities	4,478	(419)
Increase in cash and cash equivalents	6,000	7,669
Cash and cash equivalents at beginning of year	14,141	12,052
Cash and cash equivalents at end of period	$20,141	$19,721

Supplemental schedule of noncash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale	$3	$(5)
Fair value of warrants related to loan and security agreement	$220	$—
Accrued debt issuance costs	$210	$—

See accompanying notes.

Metabasis Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, see the financial statements and notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the SEC.

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

2.                                      Comprehensive Loss

Statement of Accounting Financial Standard (“SFAS”) No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income (loss), including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(11,100)	$(8,505)
Unrealized gain (loss) on available-for-sale investments	3	(5)
Comprehensive loss	$(11,097)	$(8,510)

3.                                      Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted EPS since they are anti-dilutive were 7,143,311 and 6,050,849 for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended
	March 31,
	2008	2007
Actual:
Numerator:
Net loss	$(11,100)	$(8,505)
Denominator:
Weighted average common shares	30,758	30,506
Weighted average unvested common shares subject to repurchase	—	(48)
Denominator for basic and diluted net loss per share	30,758	30,458
Basic and diluted net loss per share	$(0.36)	$(0.28)

4.                                      Loan and Security Agreement

In March 2008, the Company entered into a Loan and Security Agreement (“Agreement”) with Oxford Corporation (“Oxford”), pursuant to which Oxford provided the Company with a three-year, $5.0 million term loan.  Interest accrues at an annual rate of 9.83%, with six interest-only monthly payments, made in arrears, beginning in May 2008, followed by 30 equal monthly payments of principal and interest beginning in November 2008.  The Company has the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee.  The loan is collateralized by the general assets of the Company, excluding intellectual property and assets of certain subsidiaries.  There are no financial covenants under the terms of this Agreement.

In connection with the Agreement, the Company issued to Oxford a warrant to purchase up to 154,639 shares of the Company’s common stock at an exercise price of $1.94 per share, which represents the closing price of the Company’s common stock on the date of the Agreement.  The warrant is immediately exercisable and expires in March 2018.  The warrant holder may elect to exercise the warrant by physical settlement or net-share settlement.  In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the warrant met all criteria within the guidance providing for the classification of this financial instrument as equity. The fair value of this warrant, totaling $220,000 at March 14, 2008, was determined using the Black-Scholes model with the following assumptions: risk free interest rate of 3.05%, dividend yield of 0%, expected volatility of 81.63%, and an expected term of 5 years.

5.                                      Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a definition of fair value, establishes a hierarchy for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair values used in financial statements.  This statement does not extend the use of fair value beyond what is currently required by other pronouncements, and it does not pertain to stock-based compensation under SFAS 123(R), Share-Based Payment, or to leases under SFAS No. 13, Accounting for Leases.

This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 (beginning with the Company’s 2008 fiscal year), although earlier application was encouraged.

On February 14, 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued.  This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to years beginning after November 15, 2008 (beginning with the Company’s 2009 fiscal year).  As a result, the Company is only partially adopting SFAS No. 157 as it relates to the Company’s financial assets and liabilities until it is required to apply this pronouncement to its non-financial assets and liabilities beginning with fiscal year 2009.

The Company applies fair value accounting to its securities available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”).  These securities consist of treasury backed money market funds, corporate bonds, commercial paper, and credit card asset backed securities.  The following table shows the fair value measurement for this financial asset at March 31, 2008 and the fair value hierarchy level, as defined in SFAS No. 157.

	Fair Value Measurements
	(in thousands)
	Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale	$32,943	$29,441	$3,502	$—

Asset classes that fall within the Level 1 fair value hierarchy are those assets whose fair value assumptions are based on market data obtained from sources independent of the Company (observable inputs).  Level 1 observable inputs are quoted prices for identical items in active markets that the Company has access to at the measurement date.

Asset classes that fall within the Level 2 fair value hierarchy are those assets whose fair value assumptions are also based on independent market data.  Level 2 observable inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in inactive markets.  An inactive market is one where there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or where little information is released publicly.

Asset classes that fall within the Level 3 fair value hierarchy are those assets whose fair value assumptions are based on the Company’s own information.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115 (“SFAS No. 159”).  SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007 (beginning with the Company’s 2008 fiscal year).

The Company considers the carrying amount of cash and cash equivalents, prepaid expenses and other current assets, securities available-for-sale, accounts receivable, accounts payable, accrued liabilities and deferred revenue to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of the long-term obligations approximate their carrying value.  Therefore, the Company has elected not to apply the fair value option to these financial assets and liabilities under SFAS No. 159.  However, the Company does apply fair value accounting to its securities available-for-sale in accordance with SFAS No. 115.

Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.  Total realized gains from fair value changes included in earnings for the three months ended March 31, 2008 were approximately $7,000.  There were no cumulative adjustments to beginning retained earnings as a result of adopting SFAS No. 159.

6.                                      Recent Accounting Pronouncements

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company’s financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements already in place at the beginning of the annual period beginning after December 15, 2008 (beginning with our 2009 fiscal year), and retrospective application of this Issue to all prior periods presented should be reported as a change in accounting principle. The Company is in the process of determining the effect, if any, the adoption of EITF Issue No. 07-1 will have on its financial statements.

7.                                      Subsequent Events

Warrant Exchange and Concurrent Private Placement

In April 2008, the Company entered into a warrant exchange and concurrent private placement (together, the “Transaction”), which raised $9.9 million in cash.  The investors in the Transaction were certain current investors who held existing warrants for the purchase of the Company’s common stock issued previously in its October 2001 and October 2005 private placements.

In connection with the Transaction, the Company entered into a warrant exercise agreement (the “Warrant Exercise Agreement”) pursuant to which the Company reduced the exercise prices of the investors’ warrants to purchase the Company’s common stock acquired in its October 2001 and October 2005 private placements to an exercise price of $2.34 per share, in exchange for an irrevocable commitment by the investors to exercise such warrants at the closing.  As a result of the Warrant Exercise Agreement, warrants for the purchase of 127,557 shares of the Company’s common stock with a prior exercise price of $8.70 per share and warrants for the purchase of 1,558,279 shares of the Company’s common stock with a prior exercise price of $6.74 per share were exercised at $2.34 per share.

Additionally, in connection with the Transaction, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company issued and sold to the investors 2,485,103 shares of its common stock at an exercise price of $2.34 per share, and warrants to purchase up to 1,057,196 shares of its common stock at an exercise price of $2.69 per share (the “Warrants”).  At the closing, the investors paid an additional purchase price for the Warrants equal to $0.125 per whole share issuable upon exercise of the Warrants.  In connection with the Securities Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company granted to the investors certain registration rights relating to the securities issued and sold in the Securities Purchase Agreement.

Certain of the Company’s existing stockholders, including entities affiliated with MPM Capital, Hale BioPharma Ventures and InterWest Partners, invested in the Transaction.  Certain of such investors and/or their affiliates are parties to the Company’s amended and restated investors’ rights agreement dated October 28, 2003.  Luke B. Evnin, Ph.D., David F. Hale and Arnold L. Oronsky, Ph.D., members of the Company’s board of directors, are associated with MPM Capital, Hale BioPharma Ventures and InterWest Partners, respectively.

Merck AMPK Collaboration Extension

In April 2008, the Company extended the research term of its AMPK collaboration with Merck & Co., Inc. (“Merck”) for an additional year, through June 2009.  Under the extension, which was permitted under the terms of the companies’ existing collaboration agreement, the Company and Merck will continue in their efforts to identify novel small molecule therapeutics with the potential to treat several diseases, including type 2 diabetes and other metabolic diseases, by activation of an AMPK enzyme.  Merck will continue to fund research efforts for this project and has primary responsibility, including financial responsibility, for clinical development of any resulting product candidates as well as the right to market such products worldwide, if approved. The Company is eligible to receive payments upon achievement of certain milestones during development of a product candidate. Should a product be commercialized, the Company will receive a royalty on net sales and have the option to co-promote the product in the United States.  The Company will receive $1.5 million over the course of the one year extension to support its research efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and notes to those statements as of and for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 17,2008. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel drugs by applying our proprietary technologies, scientific expertise and unique capabilities for targeting the liver and liver pathways. We have established a broad pipeline of product candidates and advanced research programs targeting large markets with significant unmet needs. Our product pipeline includes product candidates and advanced research programs for the treatment of metabolic diseases such as diabetes and hyperlipidemia, which we refer to as our “core assets,” as well as product candidates and advanced research programs for the treatment of liver diseases such as hepatitis and primary liver cancer, which we refer to as our “non-core assets.” All of our product candidates were developed internally using our proprietary technologies.

We currently have four product candidates at the clinical stage of development. These product candidates include our core metabolic disease product candidates, MB07803 and MB07811, which are being developed as potential treatments for type 2 diabetes and hyperlipidemia, respectively, and our non-core liver disease product candidates, pradefovir and MB07133, which have been developed as potential treatments for hepatitis B and primary liver cancer, respectively.

Recent Events

In April 2008, we announced that MB07803 met its primary efficacy endpoint with results demonstrating a statistically and clinically significant reduction in fasting plasma glucose at day 28 in its Phase 2a clinical trial. The study also showed that MB07803 was safe and well tolerated. We are currently evaluating the future development plans for this program.

In April 2008, we entered into a warrant exchange and concurrent private placement, which raised $9.9 million in cash.  The participants in the transaction were certain current investors who held existing warrants for the purchase of common stock issued previously by us in our October 2001 and October 2005 private placements. Pursuant to the transaction, we reduced the exercise prices of the existing warrants held by the participants in exchange for the immediate exercise of the warrants. We also sold additional shares of common stock and warrants for the purchase of common stock in a concurrent private placement. We intend to use the proceeds from the transaction for general corporate purposes, including the further clinical development of MB07803 and MB07811 for the treatment of type 2 diabetes and hyperlipidemia, respectively.

Also in April 2008, we extended the research term of our AMPK collaboration with Merck & Co., or Merck, for an additional year, through June 2009.  Under the extension, which was permitted under the terms of our existing collaboration agreement, we will continue working with Merck to identify novel small molecule therapeutics with the potential to treat several diseases, including type 2 diabetes and other metabolic diseases, by activation of an AMPK enzyme.  Merck will continue to fund research efforts for this project and has primary responsibility, including financial responsibility, for clinical development of any resulting product candidates as well as the right to market such products worldwide, if approved. We are eligible to receive payments upon achievement of certain milestones during development of a product candidate. Should a product be commercialized, we will receive a royalty on net sales and have the option to co-promote the product in the United States.  We will receive $1.5 million over the course of the one year extension to support our research efforts.

In March 2008, we entered into a Loan and Security Agreement with Oxford Corporation, or Oxford, pursuant to which Oxford provided us with a three-year, $5 million term loan.  In connection with the agreement, we issued to Oxford a warrant to purchase shares of our common stock.

Strategic Plan

Under our strategic plan we will focus our internal resources primarily on our clinical and advanced research core metabolic disease programs. This includes funding the further clinical evaluation of our core assets, MB07803 and MB07811, with a focus on achieving key milestones. Continued development of these core assets thereafter will require significant resources. Therefore, we plan to establish strategic collaborations for these core assets at appropriate times to secure additional resources, accelerate progress and share risk. In addition, we plan to advance additional metabolic disease product candidates discovered by our research group into clinical development either independently, or potentially with current or future strategic collaborators.

In order to reduce future expenses and to minimize the potential dilution associated with financing internal development, we intend to license pradefovir and MB07133 for further development and commercialization.

Our strategic plan has the potential to significantly reduce current and future expenses and to provide additional financial resources by:

•                  selectively funding only our core assets,

•                  licensing or selling our non-core assets,

•                  seeking to offset current and future research and development costs via additional strategic collaborations on our core advanced research and clinical programs, and

•                  utilizing our existing financing facilities, such as the Committed Equity Financing Facility, or CEFF.

We believe that these measures, if successful, along with our existing resources, including the proceeds from our April 2008 warrant exchange and concurrent private placement and venture debt, will be sufficient to execute our strategic plan.

History of Losses, Prior Funding

We have incurred annual net losses since inception. As of March 31, 2008, our accumulated deficit was approximately $161.1 million. We expect to incur losses for the next several years as we:

•                  continue to develop our current and future core metabolic disease clinical development candidates,

•                  participate in the commercialization of our product candidates, if any, that receive regulatory approval and for which we retain commercialization rights, and

•                  continue our research and development programs.

We have a limited history of operations and, to date, we have not generated any product revenues. In addition to our initial public offering in June 2004, our private placement of common stock and warrants in October 2005, our registered direct offering of common stock in March 2006 and our warrant exchange and concurrent private placement in April 2008, we have financed our operations and internal growth through private placements of preferred stock as well as direct payments of sponsored research funding, license fees, milestone payments, equity investments from collaborative partners, debt financing and, to a lesser extent, the sale of common stock through our stockholder approved equity incentive plans.

Commercial, Manufacturing Rights, Risks

We currently do not have strategic collaborations in place related to our core assets, MB07803 or MB07811, and we intend to license our non-core assets, pradefovir and MB07133. We retain worldwide commercialization rights to all of the compounds that we have generated from our past and current research programs, with the exception of any potential future product candidates covered by our collaborations with Merck and Idenix Pharmaceuticals, Inc., or Idenix. Our potential future agreements with strategic collaborators may include joint marketing or promotion arrangements which may allow us to eventually co-market one or more of our product candidates through our own sales force or with a co-promotion partner. Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any.

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

Research and Development

Our research and development expenses consist primarily of cash and stock-based compensation and other expenses for research and development personnel, costs associated with the development and clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred. Beginning January 1, 2008, we revised our estimate of the rate we use to allocate occupancy and information systems costs between research and development expenses and general and administrative expenses.  We feel the current allocation is more reflective of the actual consumption of these expenses in these operational functions for fiscal 2008.

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

Our AMPK collaboration with Merck seeks to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases. Under the terms of our AMPK collaboration agreement with Merck, we have received approximately $11.2 million in cumulative sponsored research and license fees funding through March 31, 2008, which includes funding for sponsored research efforts through June 2008.  In April 2008, we agreed with Merck to extend the research term for an additional year through June 2009, in connection with which we are entitled to receive approximately $1.5 million in additional sponsored research funding.

Our collaborations with Merck and Idenix seek to develop and commercialize new products for treating hepatitis C infection. Our efforts and internal costs related to the hepatitis C collaboration with Merck ceased upon completion of its research term in December 2005. Under the terms of the Merck agreement, we have received approximately $3.2 million in cumulative license fees and sponsored research funding through December 31, 2005. Our efforts and internal costs related to the hepatitis C collaboration with Idenix ceased upon completion of its research term in October 2007. Under the terms of the Idenix agreement, we have received approximately $3.4 million in cumulative license fees and sponsored research funding through December 31, 2007.

Although the funded research phases of the hepatitis C collaborations are completed, Merck and Idenix are currently evaluating certain candidate compounds discovered during the collaboration to determine if one or more will be recommended for clinical development. Merck and Idenix are solely responsible for conducting and funding all development work for compounds resulting from these collaborations and for commercializing any resulting products. If a product is successfully developed, we will receive substantial milestone payments as well as receive a portion of the revenue from sales of a drug in the form of a royalty on net sales.

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates and lead compounds from our research programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. Other than costs for outsourced services associated with our clinical programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred. Due to these and other factors, we are unable to determine the anticipated completion dates for our current research and development projects. However, we expect our research and development costs to be substantial as we continue the development of our core assets, as well as continue to expand our research programs.

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

The lengthy process of seeking regulatory approvals for our product candidates, and the compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material unfavorable effect on our results of operations.  Additionally, under our strategic plan, we intend to establish strategic collaborations for our core assets and non-core assets at appropriate times to secure additional resources, accelerate progress and share risk.  However, delays in finding appropriate partnerships could also have a material unfavorable effect on our results of operations.  We cannot be certain when or if any net cash inflow due to sales of any of our current product candidates will commence.

General and Administrative

General and administrative expenses consist primarily of salaries, stock-based compensation and other related costs for personnel in executive, finance, accounting, business development, investor relations, information systems, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses, depreciation and professional fees for legal and accounting services.  Beginning January 1, 2008, we revised our estimate of the rate we use to allocate occupancy and information systems costs between research and development expenses and general and administrative expenses.  We feel the current allocation is more reflective of the actual consumption of these expenses in these operational functions for fiscal 2008.

Other Income (Expense)

Other income (expense) includes interest earned on our cash, cash equivalents and securities available-for-sale, net of interest expense on capital lease obligations, debt, and the related issuance costs.

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

Recently Issued Accounting Pronouncements

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The adoption of EITF Issue No. 07-3 did not have a material impact on our financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements already in place at the beginning of the annual period beginning after December 15, 2008 (beginning with our 2009 fiscal year), and retrospective application of this Issue to all prior periods presented should be reported as a change in accounting principle. We are in the process of determining the effect, if any, the adoption of EITF Issue No. 07-1 will have on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues.    Revenues were $0.9 million for the three months ended March 31, 2008, compared with $3.4 million for the three months ended March 31, 2007. The $2.5 million decrease was mainly due to decreased license fee revenue of $2.1 million and decreased sponsored research revenue of $0.4 million.  The decrease in license fee revenue primarily relates to the absence of license fees of $1.8 million recognized in the first quarter of 2007 in conjunction with our former collaboration arrangement with Schering Corporation, or Schering, which was terminated in September 2007.  The decrease in sponsored research revenue primarily relates to the completion of the sponsored research portion of our agreement with Idenix in October 2007.

Research and Development Expenses.    Research and development expenses were $9.7 million for the three months ended March 31, 2008, compared with $9.5 million for the three months ended March 31, 2007. The $0.2 million increase was mainly due to an increase of approximately $0.4 million of non-cash depreciation and occupancy costs as a result of a change in the allocation rate of these costs, as previously discussed, and $0.1 million in payroll and related benefits due to a higher average headcount in the first quarter of 2008 as compared to the first quarter of 2007.  These increases were offset by a net decrease of $0.3 million in clinical and development expenses for the MB07803 and MB07133 programs and in non-cash stock-based compensation expense.

General and Administrative Expenses.    General and administrative expenses were $2.5 million for the three months ended March 31, 2008, compared with $3.3 million for the three months ended March 31, 2007. The $0.8 million decrease was mainly due to a decrease of $0.5 million in payroll and related benefits due to a decrease in the average headcount for the first quarter of 2008 as compared to the first quarter of 2007, occupancy and non-cash depreciation due to a change in the allocation rate of these costs and non-cash stock-based compensation, as well as a decreased of $0.3 million in professional services.

Other Income (Expense).    Net interest income was $0.2 million for the three months ended March 31, 2008, compared to net interest income of $0.8 million for the three months ended March 31, 2007. The $0.6 million decrease was a result of lower cash balances in the first quarter of 2008 as compared to the first quarter of 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $55.8 million in private equity financings and $117.4 million in net proceeds from our initial public offering in June 2004, a private placement of common stock and warrants in October 2005, a registered direct offering of common stock in March 2006 and our warrant exchange and concurrent private placement in April 2008.

In April 2008, we entered into a warrant exchange and concurrent private placement, referred together as the Transaction, which raised $9.9 million in cash.  The investors in the Transaction were certain current investors who held existing warrants for the purchase of our common stock issued previously by us in our October 2001 and October 2005 private placements.

In connection with the Transaction, we entered into a warrant exercise agreement (the “Warrant Exercise Agreement”) pursuant to which we reduced the exercise prices of the investors’ warrants to purchase our common stock acquired in our October 2001 and October 2005 private placements to an exercise price of $2.34 per share, in exchange for an irrevocable commitment by the investors to exercise such warrants at the closing.  As a result of the Warrant Exercise Agreement, warrants for the purchase of 127,557 shares of our common stock with a prior exercise price of $8.70 per share and warrants for the purchase of 1,558,279 shares of our common stock with a prior exercise price of $6.74 per share were exercised at $2.34 per share.

Additionally, in connection with the Transaction, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we issued and sold to the investors 2,485,103 shares of our common stock at an exercise price of $2.34 per share, and warrants to purchase up to 1,057,196 shares of our common stock at an exercise price of $2.69 per share (the “Warrants”).  At the closing, the investors paid an additional purchase price for the Warrants equal to $0.125 per whole share issuable upon exercise of the Warrants.  In connection with the Securities Purchase Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which we granted to the investors certain registration rights relating to the securities issued and sold in the Securities Purchase Agreement.

Certain of our existing stockholders, including entities affiliated with MPM Capital, Hale BioPharma Ventures and InterWest Partners, invested in the Transaction.  Certain of such investors and/or their affiliates are parties to our amended and restated investors’ rights agreement dated October 28, 2003.  Luke B. Evnin, Ph.D., David F. Hale and Arnold L. Oronsky, Ph.D., members of our board of directors, are associated with MPM Capital, Hale BioPharma Ventures and InterWest Partners, respectively.

In March 2008, we entered into a venture debt facility with a lender, pursuant to which the lender provided us with a three-year, $5.0 million term loan.  Interest accrues at an annual rate of 9.83%, with six interest-only monthly payments, made in arrears, beginning in May 2008, followed by 30 equal monthly payments of principal and interest beginning in November 2008.  We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee.  The loan is collateralized by our general assets, excluding intellectual property and assets of certain subsidiaries.  There are no financial covenants under the terms of this Agreement.

In connection with the venture debt facility, we issued to the lender a warrant to purchase up to 154,639 shares of our common stock at an exercise price of $1.94 per share, which represents the closing price of our common stock on the effective date of the closing of this agreement.  The warrant is immediately exercisable and expires in March 2018.

In April 2007, we filed an additional shelf registration statement to increase the amount of common stock and warrants available for issuance under our existing shelf registration statement by approximately $40 million to a total of $75 million, subject to substantial limitations relating to the aggregate market value of our common stock held by non-affiliates. The additional shelf registration statement was declared effective in May 2007.

We have entered into a CEFF with an institutional investor, under the terms of which, the investor is committed to providing us up to $50 million or 6,046,471 shares of common stock, based on certain market capitalization levels, in funding from time to time for a period up to 36 months that commenced in December 2006 through the purchase of newly-issued shares of our common stock. In February 2008, the CEFF was amended to reduce the minimum market capitalization required to permit a draw down and to eliminate certain termination rights maintained by the investor, among other things. Under the amended CEFF, we may access capital, subject to certain conditions, under this facility in tranches of up to the lesser of $10 million or:

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

The investor will purchase shares of our common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the average market price of our common stock during an eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to the investor during the eight-day pricing period is determined by the higher of $1.75 or 90% of our share price the day before the commencement of each draw down. Pursuant to the agreement we filed a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued in connection with this transaction, which became effective on December 22, 2006.  As of March 31, 2008, we have not utilized the CEFF.

As of March 31, 2008, we had $36.4 million in cash and cash equivalents and securities available-for-sale as compared to $42.4 million as of December 31, 2007, a decrease of $6.0 million. The decrease is primarily a result of net cash used in operations of $10.5 million offset by $4.5 million of net cash flows provided by financing activities.

As of March 31, 2008, we have financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $12.4 million, of which $5.5 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.0% to 12.85%, and are due in monthly installments through October 2015. We currently anticipate capital spending on equipment and leasehold improvements to be in the range of $0.5 million to $1.0 million in 2008.  We do not plan on financing our equipment and leasehold improvements through fiscal 2008, as we no longer have available funds through this financing facility.

We intend to use our existing cash reserves, the CEFF, proceeds received in April 2008 from our warrant exchange and concurrent private placement, proceeds from our venture debt facility, and proceeds from our ongoing collaboration with Merck to execute our strategic plan through 2008.  Under our strategic plan, we will focus our internal resources primarily on our core metabolic disease clinical and advanced research programs. This includes funding the further clinical evaluation of our core assets, MB07803 and MB07811, with a focus on achieving key milestones. Continued development of these core assets thereafter will require significant resources. Therefore, we plan to establish strategic collaborations for these product candidates at appropriate times to secure additional resources, accelerate progress and share risk. In addition, we plan to advance additional metabolic disease product candidates discovered by our research group into clinical development either independently or potentially with current or future strategic collaborators. In order to reduce future expenses and to minimize the potential dilution associated with financing their internal development, we intend to license pradefovir and MB07133 for further development and commercialization.

We may not be successful in entering into additional collaboration agreements, or in receiving milestone or royalty payments under current or future agreements. Additionally, we may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. No assurances can be made that additional funding, through any resources including our CEFF, will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use or sales of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. Failure to obtain adequate financing and to curtail or delay cash expenditures adequately will have a significant negative impact on our future operations.

The following summarizes our long-term contractual obligations as of March 31, 2008 (in thousands):

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$24,001	$2,403	$6,117	$6,503	$8,978
Long-term debt	10,389	2,798	6,986	503	102
Interest on long-term debt	1,933	892	800	230	11
Purchase commitments	2,765	2,765	—	—	—
Capital leases	73	24	49	—	—
Interest on capital leases	11	6	5	—	—

Total	$39,172	$8,888	$13,957	$7,236	$9,091

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

We have entered into employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary and certain other benefits if terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of March 31, 2008, no events have occurred resulting in the obligation of any such payments.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange

Commission, including our annual report on Form 10-K for the year ended December 31, 2007.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Our long-term capital lease obligations and debt bear interest at fixed rates and therefore we do not have significant market risk exposure with respect to these obligations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks described below include certain revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and our subsequent filings with the Securities and Exchange Commission.

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

Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential product candidates that may be based upon our technologies, including MB07803, MB07811, pradefovir and MB07133, and as a component of our strategic plan, we plan to enter into additional collaborative agreements to assist in the development and commercialization of some or all of these product candidates. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and commercialization delays, which would adversely affect our business.

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

For example, data from 24-month oral carcinogenicity studies of pradefovir in rats and mice showed that the incidence of rats or mice with tumors was increased in the animals dosed with the highest dose levels tested and was slightly increased at the intermediate dose levels. The low dose levels were considered “no-effect” dose levels in both studies. As a result of numerous factors which may include these findings, we entered into an agreement with Schering and Valeant Pharmaceuticals North America, or Valeant, to terminate our agreements for the development and commercialization of pradefovir, and all commercial rights to pradefovir have been returned to us subject to certain milestone and royalty payments we may be required to make to Valeant should pradefovir be subsequently developed.

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

The unique nature of our proprietary technologies including HepDirect and NuMimetic may cause undesirable side effects in future clinical trials or supportive animal studies. In addition, our product candidates may have greater or lesser degrees of potential risk of undesirable side effects relative to other product candidates based on the nature of their molecular targets and the various physiological responses associated with those targets. For example, MB07811 is a product candidate designed to exploit the beneficial hepatic effects of thyroid hormone agonists while avoiding toxicities related to systemic exposure to these types of compounds. If MB07811 is not successful in this regard, it could be associated with undesirable side effects.

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

We have entered into two collaborations with Merck and a collaboration with Idenix. The first collaboration with Merck seeks to develop and commercialize new products for the treatment of hepatitis C infection and the second seeks to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases. Our collaboration with Idenix seeks to develop and commercialize new products for the treatment of hepatitis C infection. Although our collaborations with Merck and Idenix have not yet yielded any product candidates, should they ultimately be successful, we will be dependent on Merck and/or Idenix, as applicable, for further development and commercialization of any resulting product candidates. In October 2007, the sponsored research term of our collaboration agreement with Idenix was ended upon the first anniversary of the agreement in accordance with its terms. While the sponsored research portion of our collaboration with Idenix ended, certain compounds are under evaluation for further development.

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

Our agreement with Merck to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases may include the development of compounds owned or controlled by Merck. Accordingly, if Merck terminates this collaboration, it may prove difficult for us to continue development of such compounds. Similarly, our agreement with Idenix to develop and commercialize new products to treat hepatitis C infection may include the development of compounds owned or controlled by Idenix. In October 2007, the sponsored research term of our collaboration agreement with Idenix ended upon the first anniversary of the agreement in accordance with its terms. While the sponsored research portion of our collaboration with Idenix ended, certain compounds are under evaluation for further development. Idenix may not choose to develop the compounds discovered during the research term, should it do so and then decide to terminate this collaboration, it may prove difficult for us to continue development of such compounds.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable governmental authorities in foreign markets. In the U.S., neither we, nor our collaborators, are permitted to market our product candidates until we or our collaborators receive approval of a New Drug Application, or NDA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility.

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

•                  PPARs, which improve insulin sensitivity by activating certain genes involved in fat synthesis and carbohydrate metabolism,

•                  incretin mimetics, which lower glucose levels by increasing the levels of certain naturally occurring hormones from the pancreas, including glucagon-like peptide-1, or GLP-1, a peptide that facilitates the response of the pancreas and liver to fluctuations in glucose levels by its action on pancreatic beta and alpha cells. This drug class includes dipeptidyl peptidase IV, or DPP-IV inhibitors, and BYETTA® (exenatide) injection. DPP-IV is an enzyme in the bloodstream that cleaves and inactivates GLP-1. Inhibition of DPP-IV thus increases the half-life of endogenous GLP-1 by preventing cleavage and inactivation of GLP-1. BYETTA is an injectable medication that exhibits many of the same glucose regulating actions of GLP-1. The overall effect of drugs in this class is to enhance glucose-dependent insulin secretion and suppress inappropriate glucagon secretion,

•                  alpha-glucosidase inhibitors, which decrease the absorption of carbohydrates from the intestine, resulting in a slower and lower rise in blood glucose throughout the day,

•                  glinides, which stimulate the pancreas’ beta-cells to produce insulin, and

•                  combination therapies, which combine metformin with members of several or one of the above-mentioned classes, particularly sulfonylureas and PPARs.

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

A competitor to pradefovir would be Hepsera (adefovir dipivoxil), which is a nucleotide analogue currently marketed in the U.S. and Europe by Gilead Sciences, Inc. Pradefovir and Hepsera are prodrugs of the same active drug, and therefore may directly compete. In order to effectively compete with Hepsera, pradefovir may have to be significantly more beneficial or less expensive than Hepsera. In addition, marketed products approved to treat HIV infections are being evaluated for their effectiveness in treating hepatitis B infections.

Nexavar (sorafenib), a chemotherapy approved for treating kidney cancer, received FDA approval in November, 2007 for the treatment of primary liver cancer. This follows the European Medicines Agency’s, or EMEA, decision in October of the same year to approve Nexavar in the same indication for Europe. Nexavar is now the only drug approved for primary liver cancer in the United States or Europe.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 124 as of March 31, 2008. We may need to decrease the number of our full-time employees in the future in response to adverse business events. Reducing our workforce may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or commercialization of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

We intend to use our existing cash reserves, proceeds received in April 2008 from our warrant exchange and concurrent private placement, proceeds received in March 2008 from our venture debt facility, proceeds from our ongoing collaboration with Merck, our Committed Equity Financing Facility, or CEFF, and proceeds from other planned financing and business development activities to execute our strategic plan through 2008. Under our strategic plan we will need to secure additional cash proceeds through future strategic collaborations and the CEFF or other financing sources to fund certain studies on the MB07803 and MB07811 programs in 2008. In the event we are not able to generate sufficient financing through the use of our CEFF or other planned financing and business development activities we have the ability and intent to, and will be required to, delay, scale back or eliminate some or all of our research or development programs and other outlays of cash in order to meet our cash requirements through 2008. Additionally, we may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Alternatively, we may determine that seeking additional resources through traditional financing transactions may be appropriate to achieve certain key value-driving development milestones. No assurances can be made that additional funding through any resources including, our CEFF, will be available when needed. Failure to obtain adequate financing and to curtail or delay cash expenditures adequately will have a significant negative impact on our future operations. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We have incurred net losses from our inception. As of March 31, 2008, we had an accumulated deficit of approximately $161.1 million. While we are unable at this time to determine whether our net losses will increase or decrease in the future, we expect to continue to incur net losses during the next several years as we conduct operations. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we will become profitable, if ever.

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

Certain provisions of our financing facilities may require us to pay any outstanding balance of indebtedness and could limit our ability to fund ongoing operations or obtain additional financing.

If we are required to pay any outstanding balance of indebtedness immediately, we may be faced with the following negative consequences:

•                  we will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness,

•                  payments of our indebtedness will reduce the funds that would otherwise be available for our operations and future strategic initiatives, and

•                  there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing.

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

We have we entered into a CEFF with an institutional investor that entitles us to sell and obligates the investor to purchase, from time to time over a period of up to 36 months which commenced in December 2006, shares of our common stock at a discount of up to 10% for cash consideration up to an aggregate of $50.0 million or 6,046,701 shares of common stock, subject to specified conditions and restrictions. The investor will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock; a minimum amount of our market capitalization, the accuracy of representations and warranties made to the investor; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, the investor is permitted to terminate the CEFF by providing written notice to us within 10 business days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition (subject to specified exceptions, including conditions or events that are reasonably expected to occur in the ordinary course of our business). If we are unable to access funds through the CEFF, or if the investor terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 82% of our common stock as of March 31, 2008. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.

A large portion of our shares are held by a small number of persons and investment funds. In addition, these persons and funds hold warrants to purchase 2,833,338 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. Moreover, several of our stockholders and warrant holders have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares they currently hold or may acquire upon exercise of warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.  For example, we have agreed to file a registration statement with the Securities and Exchange Commission within 30 days covering the resale of the shares of common stock issued, and the shares of common stock issuable upon exercise of the warrants issued, in our April 2008 warrant exchange and concurrent private placement.  Under the CEFF, an institutional investor is committed to purchase up to $50 million of our common stock over a 36 month period which commenced in December 2006, subject to certain conditions. Sales by these current and potential future stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Amended and Restated Warrant, dated February 15, 2008, issued by the Company to Kingsbridge Capital Limited.

4.3(4)	Warrant to Purchase Shares of Common Stock dated March 14, 2008 issued by the Company to Oxford Finance Corporation.

10.1(3)	Amendment to Common Stock Purchase Agreement, dated February 15, 2008, by and between the Company and Kingsbridge Capital Limited.

10.2(4)	Termination Agreement by and between Daiichi Sankyo Company, Ltd. and the Company dated January 30, 2008.

10.3(4)	Loan and Security Agreement dated March 14, 2008 between the Company and Oxford Finance Corporation.

10.4	Collaboration Agreement Extension Letter dated April 16, 2008 between the Company and Merck & Co., Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 15, 2008.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2008	By:	/s/ John W. Beck
John W. Beck, C.P.A., Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)