Form 10-Q
period 2008-06-30
METABASIS THERAPEUTICS INC
filed 2008-08-11
CIK 1053221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2008 was 35,043,026.

METABASIS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.

Balance Sheets

(In thousands, except par value data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,798	$14,141
Securities available-for-sale	18,703	28,297
Prepaids and other current assets	1,215	1,157
Total current assets	33,716	43,595

Property and equipment, net	5,726	6,356
Other assets	322	172
Total assets	$39,764	$50,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$526	$802
Accrued compensation	2,702	3,181
Accrued liabilities	1,929	4,132
Deferred revenue, current portion	581	1,321
Current portion of long-term debt	3,252	2,068
Current portion of capital lease obligations	26	23
Total current liabilities	9,016	11,527

Deferred rent	2,849	2,595
Long-term debt	6,617	3,845
Capital lease obligations, net of current portion	40	55
Other long-term liabilities	200	—
Total liabilities	18,722	18,022

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at June 30, 2008 and December 31, 2007, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at June 30, 2008 and December 31, 2007; 35,036 and 30,754 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	35	31
Additional paid-in capital	193,636	182,003
Accumulated deficit	(172,654)	(150,012)
Accumulated other comprehensive loss	25	79
Total stockholders’ equity	21,042	32,101

Total liabilities and stockholders’ equity	$39,764	$50,123

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Sponsored research	$514	$938	$1,039	$1,876
License fees	173	666	590	3,133
Other revenue	—	—	—	21
Total revenues	687	1,604	1,629	5,030

Operating expenses:
Research and development	9,667	11,065	19,412	20,571
General and administrative	2,569	3,186	5,088	6,450
Total operating expenses	12,236	14,251	24,500	27,021

Loss from operations	(11,549)	(12,647)	(22,871)	(21,991)
Other income (expense):
Interest income	245	842	643	1,814
Interest expense	(238)	(130)	(414)	(264)
Total other income	7	712	229	1,550

Net loss	$(11,542)	$(11,935)	$(22,642)	$(20,441)

Basic and diluted net loss per share	$(0.34)	$(0.40)	$(0.70)	$(0.67)
Shares used to compute basic and diluted net loss per share	34,244	30,213	32,501	30,502

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Operating activities
Net loss	$(22,642)	$(20,441)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	1,967	2,694
Depreciation and amortization	1,037	978
Deferred rent	254	565
Amortization of discount and premium on securities available-for-sale	(334)	(1,351)
Loss on disposal of assets	20	—
Realized gain on securities available-for-sale	(7)	—
Change in operating assets and liabilities:
Trade accounts receivable	61	(263)
Other current assets	(119)	72
Other assets	52	4
Deferred revenue	(740)	(1,334)
Accounts payable	(276)	653
Accrued compensation and other liabilities	(2,684)	1,916
Net cash flows used in operating activities	(23,411)	(16,507)

Investing activities
Purchases of securities available-for-sale	(14,111)	(50,441)
Sales/maturities of securities available-for-sale	23,992	70,458
Purchases of property and equipment	(427)	(1,635)
Net cash flows provided by investing activities	9,454	18,382

Financing activities
Issuance of common stock, net	9,670	404
Principal payments on debt and capital lease obligations	(1,056)	(936)
Proceeds received from debt	5,000	1,134
Net cash flows provided by financing activities	13,614	602
(Decrease) increase in cash and cash equivalents	(343)	2,477
Cash and cash equivalents at beginning of year	14,141	12,052
Cash and cash equivalents at end of period	$13,798	$14,529

Supplemental schedule of noncash investing and financing activities:
Accrued debt issuance costs	$202	$—

Unrealized (loss) gain on securities available-for-sale	$(54)	$21

Net share settlement of warrant	$—	$56

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, see the financial statements and notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the SEC.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(11,542)	$(11,935)	$(22,642)	$(20,441)
Unrealized (loss) gain on available-for-sale investments	(57)	26	(54)	21
Comprehensive loss	$(11,599)	$(11,909)	$(22,696)	$(20,420)

3.                                      Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted EPS since they are anti-dilutive were 7,381,142 and 7,523,754 for the three months ended June 30, 2008 and 2007, respectively, and 7,168,734 and 7,145,040 for the six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Actual:
Numerator:
Net loss	$(11,542)	$(11,935)	$(22,642)	$(20,441)
Denominator:
Weighted average common shares	34,244	30,228	32,501	30,533
Weighted average unvested common shares subject to repurchase	—	(15)	—	(31)
Denominator for basic and diluted net loss per share	34,244	30,213	32,501	30,502
Basic and diluted net loss per share	$(0.34)	$(0.40)	$(0.70)	$(0.67)

4.                                      Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a definition of fair value, establishes a hierarchy for measuring fair value in GAAP, and requires certain disclosures about fair values used in financial statements.  This statement does not extend the use of fair value beyond what is currently required by other pronouncements, and it does not pertain to stock-based compensation under SFAS No. 123(R), Share-Based Payment, or to leases under SFAS No. 13, Accounting for Leases.

This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 (beginning with the Company’s 2008 fiscal year), although earlier application was encouraged.

On February 14, 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued.  FSP FAS 157-2 defers application of SFAS No. 157 for non-financial assets and liabilities to years beginning after November 15, 2008 (beginning with the Company’s 2009 fiscal year).  As a result, the Company is only partially adopting SFAS No. 157 as it relates to the Company’s financial assets and liabilities until it is required to apply this pronouncement to its non-financial assets and liabilities beginning with fiscal year 2009.

The Company applies fair value accounting to its securities available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These securities consist of treasury backed money market funds, corporate bonds, commercial paper, and credit card asset backed securities.  The following table shows the fair value measurement for this financial asset at June 30, 2008 and the fair value hierarchy level, as defined in SFAS No. 157.

	Fair Value Measurements
		(in thousands)
	Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale	$18,703	$16,451	$2,252	$—

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

Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.  Total realized gains from fair value changes included in earnings for the three and six months ended June 30, 2008 were approximately $0 and $7,000, respectively.  There were no cumulative adjustments to beginning retained earnings as a result of adopting SFAS No. 159.

5.                                      Warrant Exchange and Concurrent Private Placement

In April 2008, the Company entered into a warrant exchange and concurrent private placement (together, the “Transaction”), which raised $9.9 million in cash.  The investors in the Transaction were certain current investors who held existing warrants for the purchase of the Company’s common stock issued previously in its October 2001 and October 2005 private placements.  Investment banking fees and other offering expenses were approximately $0.4 million.

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

Additionally, in connection with the Transaction, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company issued and sold to the investors 2,485,103 shares of its common stock at an exercise price of $2.34 per share, and warrants to purchase up to 1,057,196 shares of its common stock at an exercise price of $2.69 per share (the “Warrants”).  The Warrants are exercisable commencing six months after the Transaction date until April 16, 2013.  At the closing, the investors paid an additional purchase price for the Warrants equal to $0.125 per whole share issuable upon exercise of the Warrants.  In connection with the Securities Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company granted to the investors certain registration rights relating to the securities issued and sold in the Securities Purchase Agreement.  The Company filed a registration statement pursuant to the Registration Rights Agreement on May 9, 2008 and the SEC declared the registration statement effective on May 30, 2008.

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

The Company accounted for the Warrants issued under the Securities Purchase Agreement in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“EITF No. 00-19”). According to EITF No. 00-19, the Warrants met all criteria within the guidance providing for the classification of these financial instruments as equity.  The fair values of the Warrants were approximately $1.5 million in aggregate and was determined using the Black-Scholes model using the following assumptions: risk-free interest rates of 3.02%; dividend yield of 0%; expected volatility of 81.9%; and a term of 5 years.

6.                                      Recent Accounting Pronouncements

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”). The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company’s financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF Issue No. 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements already in place at the beginning of the annual period beginning after December 15, 2008 (beginning with our 2009 fiscal year), and retrospective application of EITF Issue No. 07-1 to all prior periods presented should be reported as a change in accounting principle. The Company is in the process of determining the effect, if any, the adoption of EITF Issue No. 07-1 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2009 fiscal year). The Company does not anticipate that the impact of adopting SFAS No. 141(R) will have a material effect on its financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”).  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, and entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (beginning with the Company’s fiscal year 2009). Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (beginning with the Company’s 2009 fiscal year), with early application permitted. The Company does not anticipate that the impact of adopting SFAS No. 161 will have a material effect on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB SFAS, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

7.                                      Subsequent Event

In August 2008, the Company announced the establishment of a two-year research collaboration with Roche,  in which the Company’s HepDirect liver-targeting technology will be applied to Roche’s proprietary lead nucleosides for the treatment of hepatitis C virus (HCV). Under the terms of the agreement, the Company is entitled to an upfront payment of $10.0 million. In the event a development candidate is identified, Roche will assume development responsibility and the Company will be eligible to receive up to $193 million in additional payments upon achievement of predetermined preclinical and clinical development events as well as regulatory and commercialization events.  Roche will retain full commercial rights for any marketed products resulting from the collaboration and will pay the Company a royalty on net sales of such products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and notes to those statements as of and for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Recent Events

In August 2008, we entered into a two year Research Collaboration Agreement with Roche.  Under the terms of the agreement, Metabasis’ HepDirect liver-targeting technology will be applied to proprietary Roche compounds to develop second-generation nucleoside analog drug candidates for the treatment of hepatitis C virus. We will receive an upfront payment of $10.0 million from Roche. In the event a development candidate is identified, Roche will assume development responsibility and we will be eligible to receive up to $193 million in additional payments upon achievement of predetermined preclinical and clinical development events as well as regulatory and commercialization events.  Roche will retain full commercial rights for any marketed products resulting from the collaboration and will pay us a royalty on net sales of such products.

In June 2008, we announced the results of our 14-day, Phase 1b multiple-dose clinical trial of MB07811 in subjects with mild hypercholesterolemia, which showed that MB07811 was safe and well tolerated across the seven doses tested.  The clinical trial results also showed dose-related reductions in fasting low-density lipoprotein cholesterol (LDL-C) and fasting triglyceride (TG) levels at day 14.  We are continuing to review these results and currently expect to initiate a 12-week Phase 2a clinical trial later in 2008 or early in 2009.

In April 2008, we announced that MB07803 met its primary efficacy endpoint with results demonstrating a statistically and clinically significant reduction in fasting plasma glucose at day 28 in its Phase 2a clinical trial. The study also showed that MB07803 was safe and well tolerated. We intend to  initiate a clinical trial later in 2008 on MB07803 to test higher doses in patients, with the aim of using the results of this trial to select doses for a Phase 2b clinical trial, which we currently expect to begin in 2009.

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

Also in April 2008, we extended the research term of our AMPK collaboration with Merck & Co. Inc., or Merck, for an additional year, through June 2009.  Under the extension, which was permitted under the terms of our existing collaboration agreement, we will continue working with Merck to identify novel small molecule therapeutics with the potential to treat several diseases, including type 2 diabetes and other metabolic diseases, by activation of an AMPK enzyme.  Merck will continue to fund research efforts for this project and has primary responsibility, including financial responsibility, for clinical development of any resulting product candidates as well as the right to market such products worldwide, if approved. We are eligible to receive payments upon achievement of certain milestones during development of a product candidate. Should a product be commercialized, we will receive a royalty on net sales and have the option to co-promote the product in the United States.  We will receive $1.5 million over the course of the one year extension to support our research efforts.

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

Our strategic plan has the potential to reduce future expenses and to provide additional financial resources by:

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

We believe that these measures, if successful, along with our existing resources, will be sufficient to execute our strategic plan.

History of Losses, Prior Funding

We have incurred annual net losses since inception. As of June 30, 2008, our accumulated deficit was approximately $172.7 million. We expect to incur losses for the next several years as we:

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

Commercial, Manufacturing Rights, Risks

We currently do not have strategic collaborations in place related to our core assets, MB07803 or MB07811, and we intend to license our non-core assets, pradefovir and MB07133. We retain worldwide commercialization rights to all of the compounds that we have generated from our past and current research programs, with the exception of any potential future product candidates that may result from our collaborations with Merck, Idenix Pharmaceuticals, Inc., or Idenix, and Roche. Our potential future agreements with strategic collaborators may include joint marketing or promotion arrangements which may allow us to eventually co-market one or more of our product candidates through our own sales force or with a co-promotion partner. Alternatively, we may grant exclusive marketing rights to our collaborators in exchange for up-front fees, milestones and royalties on future sales, if any.

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

Our development activities are focused on the clinical development of our core metabolic disease assets, MB07803 and MB07811. Our activities related to our non-core liver disease assets, pradefovir and MB07133, are currently limited to planning, consultation, design and other efforts preparatory to their potential future clinical development by licensees. In addition, our research activities include work on a variety of compounds in our other advanced research programs. We are responsible for all costs incurred for our product candidates and our advanced research programs with the exception of the AMPK program partnered with Merck and the hepatitis C programs partnered with Merck, Idenix and Roche (excluding costs associated with manufacturing compounds that Idenix is currently evaluating, for which we are responsible).

Our AMPK collaboration with Merck seeks to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases. Under the terms of our AMPK collaboration agreement with Merck, we have received approximately $11.6 million in cumulative sponsored research and license fees funding through June 30, 2008, which includes funding for sponsored research efforts through September 2008.  In April 2008, we agreed with Merck to extend the research term for an additional year through June 2009, in connection with which we are entitled to receive approximately $1.5 million in additional sponsored research funding.

Our collaborations with Merck and Idenix sought to develop and commercialize new products for treating hepatitis C infection. Our efforts and internal costs related to the hepatitis C collaboration with Merck ceased upon completion of its research term in December 2005. Under the terms of the Merck agreement, we have received approximately $3.2 million in cumulative license fees and sponsored research funding through December 31, 2005. Our efforts and internal costs related to the hepatitis C collaboration with Idenix ceased upon completion of its research term in October 2007. Under the terms of the Idenix agreement, we have received approximately $3.4 million in cumulative license fees and sponsored research funding through December 31, 2007.

Although the funded research phases of the hepatitis C collaborations with Merck and Idenix are completed, Merck and Idenix are currently evaluating certain candidate compounds discovered during the collaborations to determine if one or more will be recommended for clinical development. Merck and Idenix are solely responsible for conducting and funding all development work for any compounds resulting from these collaborations (excluding costs and work associated with manufacturing candidate compounds Idenix is currently evaluating, for which we are responsible) and for commercializing any resulting products. If a product is successfully developed, we will receive substantial milestone payments as well as receive a portion of the revenue from sales of a drug in the form of a royalty on net sales.

Our new two-year collaboration with Roche also seeks to develop and commercialize new products for treating hepatitis C infection.  Under the terms of the Roche agreement, we are entitled to receive an upfront license fee of $10.0 million in August 2008.

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

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements already in place at the beginning of the annual period beginning after December 15, 2008 (beginning with our 2009 fiscal year), and retrospective application of EITF Issue No. 07-1 to all prior periods presented should be reported as a change in accounting principle. We are in the process of determining the effect, if any, the adoption of EITF Issue No. 07-1 will have on our financial statements.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R).  SFAS No. 141(R) replaces SFAS No. 141. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (beginning with our 2009 fiscal year). We do not anticipate that the impact of adopting SFAS No. 141(R) will have a material effect on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, or SFAS No. 160.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, and entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (beginning with our fiscal year 2009). Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS No. 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (beginning with our 2009 fiscal year), with early application permitted. We do not anticipate that the impact of adopting SFAS No. 161 will have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB SFAS, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenues.    Revenues were $0.7 million for the three months ended June 30, 2008, compared with $1.6 million for the three months ended June 30, 2007. The $0.9 million decrease was mainly due to decreased license fee revenue of $0.5 million and decreased sponsored research revenue of $0.4 million.  The decrease in license fee revenue was related to the absence of the Idenix license fee as a result of the end of the sponsored research term of our collaboration in October 2007. The decrease was also related to a decrease in the recognized amount of the Merck AMPK license fee as a result of a change in the period by which we recognize the remaining balance of the upfront $5.0 million license fee we received in June 2005 over an additional year due to extension of the research term through June 2009.  The decrease in sponsored research revenue primarily relates to the completion of the sponsored research portion of our agreement with Idenix in October 2007.

Research and Development Expenses.    Research and development expenses were $9.7 million for the three months ended June 30, 2008, compared with $11.1 million for the three months ended June 30, 2007. The $1.4 million decrease was mainly due to a net decrease of $1.8 million in clinical and development expenses for the MB07803, MB07133 and MB07811 programs and $0.3 million in non-cash stock-based compensation expense.  These decreases were offset by an increase of approximately $0.5 million of non-cash depreciation and occupancy costs as a result of a change in the allocation rate of these costs, as discussed under “Research and Development” above and $0.2 million in payroll and related benefits due to a higher average headcount in the second quarter of 2008 as compared to the second quarter of 2007.

General and Administrative Expenses.    General and administrative expenses were $2.6 million for the three months ended June 30, 2008, compared with $3.2 million for the three months ended June 30, 2007. The $0.6 million decrease was mainly due to a decrease of $0.4 million in occupancy and non-cash depreciation due to a change in the allocation rate of these costs, as discussed under “General and Administrative” above, $0.2 million in non-cash stock-based compensation and $0.1 million in payroll and related benefits due to a decrease in the average headcount for the second quarter of 2008 as compared to the second quarter of 2007.  These decreases were offset by an increase of approximately $0.1 million in professional services.

Other Income (Expense).    Net interest income was $7,000 for the three months ended June 30, 2008, compared to net interest income of $0.7 million for the three months ended June 30, 2007. The $0.7 million decrease was a result of lower cash balances in the second quarter of 2008 as compared to the second quarter of 2007 as well as increased interest expense related to long-term debt acquired in the first quarter of 2008.

Comparison of the Six Months Ended June 30, 2008 and 2007

Revenues.    Revenues were $1.6 million for the six months ended June 30, 2008, compared with $5.0 million for the six months ended June 30, 2007. The $3.4 million decrease was mainly due to decreased license fee revenue of $2.5 million and decreased sponsored research revenue of $0.8 million.  The decrease in license fee revenue primarily relates to the absence of license fees of $1.8 million recognized in the first half of 2007 in conjunction with our former collaboration arrangement with Schering Corporation, which was terminated in September 2007, the absence of license fees of $0.5 million recognized in the first half of 2007 related to Idenix as a result of the sponsored research portion of our agreement ending in October 2007, and $0.2 million less recognized revenue related to extending the recognition period for the remaining unrecognized balance of the upfront $5.0 million Merck AMPK license fee received in June 2005 over the additional one year extension of the research term through June 2009.  The decrease in sponsored research revenue primarily relates to the completion of the sponsored research portion of our agreement with Idenix in October 2007.

Research and Development Expenses.    Research and development expenses were $19.4 million for the six months ended June 30, 2008, compared with $20.6 million for the six months ended June 30, 2007. The $1.2 million decrease was mainly due to a decrease of $1.9 million in clinical and development expenses for the MB07803, MB07133, and MB07811 programs and $0.5 million in non-cash stock-based compensation expense.  These decreases were offset by an increase of approximately $0.8 million of non-cash depreciation and occupancy costs as a result of a change in the allocation rate of these costs, as discussed above, and $0.4 million in payroll and related benefits due to a higher average headcount in the first half of 2008 as compared to the first half of 2007.

General and Administrative Expenses.    General and administrative expenses were $5.1 million for the six months ended June 30, 2008, compared with $6.5 million for the six months ended June 30, 2007. The $1.4 million decrease was mainly due to a decrease of $0.6 million in occupancy and non-cash depreciation due to a change in the allocation rate of these costs, as discussed above, $0.3 million in professional services, $0.2 million in non-cash stock-based compensation, $0.2 million in payroll and related benefits due to a decrease in the average headcount for the first half of 2008 as compared to the first half of 2007 and $0.1 million in other operating expenses.

Other Income (Expense).    Net interest income was $0.2 million for the six months ended June 30, 2008, compared to net interest income of $1.6 million for the six months ended June 30, 2007. The $1.4 million decrease was a result of lower cash balances in the first half of 2008 as compared to the first half of 2007 as well as interest expense incurred in the first half of 2008 as a result of the long-term debt acquired in March 2008.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily with $55.8 million in net proceeds from equity financings prior to becoming a public company and $117.4 million in aggregate net proceeds from our initial public offering in June 2004, a private placement of common stock and warrants in October 2005, a registered direct offering of common stock in March 2006 and our warrant exchange and concurrent private placement in April 2008.

In April 2008, we entered into a warrant exchange and concurrent private placement, referred to together as the Transaction, which raised $9.9 million in cash.  The investors in the Transaction were certain current investors who held existing warrants for the purchase of our common stock issued previously by us in our October 2001 and October 2005 private placements.

In connection with the Transaction, we entered into a Warrant Exercise Agreement pursuant to which we reduced the exercise prices of the investors’ warrants to purchase our common stock acquired in our October 2001 and October 2005 private placements to an exercise price of $2.34 per share, in exchange for an irrevocable commitment by the investors to exercise such warrants at the closing.  As a result of the Warrant Exercise Agreement, warrants for the purchase of 127,557 shares of our common stock with a prior exercise price of $8.70 per share and warrants for the purchase of 1,558,279 shares of our common stock with a prior exercise price of $6.74 per share were exercised at $2.34 per share.

Additionally, in connection with the Transaction, we entered into a Securities Purchase Agreement pursuant to which we issued and sold to the investors 2,485,103 shares of our common stock at an exercise price of $2.34 per share, and warrants to purchase up to 1,057,196 shares of our common stock at an exercise price of $2.69 per share.  At the closing, the investors paid an additional purchase price for the warrants equal to $0.125 per whole share issuable upon exercise of the warrants.  In connection with the Securities Purchase Agreement, we also entered into a Registration Rights Agreement pursuant to which we granted to the investors certain registration rights relating to the securities issued and sold in the Securities Purchase Agreement.  We filed a registration statement pursuant to the Registration Rights Agreement on May 9, 2008 and the Securities and Exchange Commission declared the registration statement effective on May 30, 2008.

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

In March 2008, we entered into a venture debt facility with a lender, pursuant to which the lender provided us with a three-year, $5.0 million term loan.  Interest accrues at an annual rate of 9.83%, with six interest-only monthly payments, made in arrears, beginning in May 2008, followed by 30 equal monthly payments of principal and interest beginning in November 2008.  We have the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee.  The loan is collateralized by our general assets, excluding intellectual property and assets of certain subsidiaries.  There are no financial covenants associated with the venture debt facility.  In connection with the venture debt facility, we issued to the lender a warrant to purchase up to 154,639 shares of our common stock at an exercise price of $1.94 per share.  The warrant is currently exercisable and expires in March 2018.

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

In the event of a draw down, the investor will purchase shares of our common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the average market price of our common stock during an eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to the investor during the eight-day pricing period is determined by the higher of $1.75 or 90% of our share price the day before the commencement of each draw down. Pursuant to the agreement we filed a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued in connection with this transaction, which became effective on December 22, 2006.  As of June 30, 2008, we have not utilized the CEFF.

As of June 30, 2008, we had $32.5 million in cash and cash equivalents and securities available-for-sale as compared to $42.4 million as of December 31, 2007, a decrease of $9.9 million. The decrease is primarily a result of net cash used in operations of $23.4 million offset by $13.6 million of net cash flows provided by financing activities.

As of June 30, 2008, we have financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $12.4 million, of which $4.9 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.0% to 12.85%, and are due in monthly installments through October 2015. We currently anticipate capital spending on equipment and leasehold improvements to be in the range of $0.5 million to $1.0 million in 2008.  We do not plan on financing our equipment and leasehold improvements through fiscal 2008, as we no longer have available funds through this financing facility.

We intend to use our existing cash reserves,  proceeds from our ongoing collaboration with Merck, proceeds from our new collaboration with Roche, our CEFF, if available, and proceeds from other planned business development activities to execute our strategic plan through 2008.  Under our strategic plan, we will focus our internal resources primarily on our core metabolic disease clinical and advanced research programs. This includes funding the further clinical evaluation of our core assets, MB07803 and MB07811, with a focus on achieving key milestones. Continued development of these core assets thereafter will require significant resources. Therefore, we plan to establish strategic collaborations for these product candidates at appropriate times to secure additional resources, accelerate progress and share risk. In addition, we plan to advance additional metabolic disease product candidates discovered by our research group into clinical development either independently or potentially with current or future strategic collaborators. In order to reduce future expenses and to minimize the potential dilution associated with financing their internal development, we intend to license pradefovir and MB07133 for further development and commercialization.

We may not be successful in entering into additional collaboration agreements, or in receiving milestone or royalty payments under current or future agreements. Also, based on recent Food and Drug Administration, or FDA, draft guidelines and advisory panel discussions, the cost to develop and commercialize our diabetes programs may increase beyond current expectations and such increases may make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of these programs.  Additionally, we may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. No assurances can be made that additional funding, through any resources including our CEFF, will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use or sales of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. Failure to obtain adequate financing and to curtail or delay cash expenditures adequately will have a significant negative impact on our future operations and our ability to continue as a going concern.

The following summarizes our long-term contractual obligations as of June 30, 2008 (in thousands):

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$23,399	$2,501	$6,207	$6,552	$8,139
Long-term debt	9,870	3,252	6,369	156	93
Interest on long-term debt	1,883	1,024	828	22	9
Purchase commitments	2,238	2,238	—	—	—
Capital leases	60	23	37	—	—
Interest on capital leases	10	6	4	—	—

Total	$37,460	$9,044	$13,445	$6,730	$8,241

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

We have entered into employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary and certain other benefits if terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of June 30, 2008, no events have occurred resulting in the obligation of any such payments.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarter ended March 31, 2008.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Our clinical experience with our product candidates is limited, and to date our product candidates have been tested in less than the number of patients that will likely need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these product candidates. In addition, the requirements for regulatory approval of our product candidates may change, making it more difficult for us to achieve such approval in a timely manner or at all. For example, in February 2008 the FDA released draft guidance regarding clinical trials for product candidates treating diabetes that may result in more stringent requirements for the clinical testing and regulatory approval of such product candidates.  If formally adopted, these and any future guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates.  Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of our programs seeking to develop new product candidates for diabetes.

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

Our product candidates could also exhibit adverse interactions with other drugs. For example, in earlier clinical trials conducted by Daiichi Sankyo, CS-917, our first generation product candidate for type 2 diabetes which we are no longer developing, was associated with incidents of lactic acidosis in two patients when it was combined with metformin in a Phase 1 clinical trial. After extensive analysis, Daiichi Sankyo concluded that these incidents were likely due to significantly increased blood levels of metformin. CS-917 was also associated in a limited number of patients with episodes of hypoglycemia, asymptomatic lactate elevation as well as lactate elevation with clinical symptoms that could be considered signs of lactic acidosis. We are currently conducting clinical trials of our second-generation product candidate for type 2 diabetes, MB07803, which works by the same mechanism as CS-917 and thus may be subject to some or all of the same risks as CS-917. To date, no incidents of lacticemia, lactic acidosis, hypoglycemia or other significant adverse side effects have been observed in clinical trials of MB07803.

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

We are currently dependent on our collaborations with Merck, Idenix and Roche for the development and commercialization of product candidates related to those collaborations, and we may be dependent on future collaborators for the development of our current and future product candidates. Events involving our collaborations with Merck,  Idenix and Roche, or any future collaborations could prevent us from developing and commercializing our product candidates and achieving or sustaining profitability.

We have entered into two collaborations with Merck, a collaboration with Idenix and a collaboration with Roche. The first collaboration with Merck sought to develop and commercialize new products for treating hepatitis C infection and the second seeks to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases. Our collaboration with Idenix sought to develop and commercialize new products for treating hepatitis C infection, and our new collaboration with Roche seeks to develop and commercialize new products for treating hepatitis C.  Although the funded research phases of the hepatitis C collaborations with Merck and Idenix are completed, certain candidate compounds discovered during the collaborations are being evaluated to determine if one or more will be recommended for clinical development.  The sponsored research term of our second collaboration with Merck continues through June 2009, and the research term of our collaboration with Roche continues through August 2010.  Although our collaborations with Merck, Idenix and Roche have not yet yielded any product candidates, should they ultimately be successful, we will be dependent on Merck, Idenix and/or Roche, as applicable, for further development and commercialization of any resulting product candidates.

We have limited control over the amount and timing of resources that Merck, Idenix, Roche or any future collaborators devote to our programs or potential product candidates. These collaborations with us may end or may be terminated or our collaborators may otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop product candidates that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. In the event that one of our collaborations is terminated, and we believe that the continued development or commercialization of a product candidate or drug compound covered by the collaboration is warranted, we may seek to obtain rights to develop and commercialize the product candidate or drug compound, if we do not already have those rights. We would then determine whether to continue the development or commercialization of the product candidate or drug compound independently or together with a new collaborator. However, in the event that we do not have sufficient resources to independently develop or commercialize the product candidate or drug compound, and we cannot establish a new collaboration on acceptable terms, we would be forced to discontinue its development or commercialization. For example, at this time, we do not intend to independently develop pradefovir or MB07133 and intend to license these product candidates for further development and commercialization.

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

Because our collaborations with Merck,  Idenix and Roche  may involve Merck’s, Idenix’s or Roche’s proprietary compounds, if Merck, Idenix or Roche  terminates development of product candidates containing these compounds,  we may not have the right to pursue development of these product candidates on our own.

The objective of our hepatitis C collaboration with Merck was to discover product candidates for the treatment of this disease by applying our technology to certain compounds provided by Merck. The funded research phase of this collaboration has ended. Merck has evaluated and may continue to evaluate the drug compounds discovered under the research phase of the collaboration to determine if one or more will be recommended for clinical development. If Merck so designates a product candidate and then subsequently terminates this collaboration before a defined stage of development of that product candidate, which it may do without cause at any time upon 90 days’ advance written notice to us, we will not have any right to develop or commercialize that product candidate. In addition, if this collaboration with Merck terminates and Merck successfully develops products based on these proprietary compounds without applying our technology, we will not be entitled to milestone payments or royalties with respect to those products.

Our agreement with Merck to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases may include the development of compounds owned or controlled by Merck. Accordingly, if Merck terminates this collaboration, it may prove difficult for us to continue development of such compounds. Similarly, our former agreement with Idenix to develop and commercialize new products to treat hepatitis C infection may include the development of compounds owned or controlled by Idenix. Although the funded research phase of our collaboration with Idenix has ended, certain compounds are under evaluation for further development. It may prove difficult for us to continue development of such compounds if Idenix chooses not to develop them upon further evaluation. Our agreement with Roche to develop and commercialize new products to treat hepatitis C infection may include the development of compounds owned or controlled by Roche.  If our collaboration with Roche is terminated, we may not have any right to develop or commercialize product candidates developed in connection with the collaboration.

Conflicts may arise between us and any of our collaborators that could delay or prevent the development or commercialization of our product candidates.

Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data, the achievement of milestones or the ownership of intellectual property developed during the collaboration. If any conflicts arise with Merck, Idenix, Roche or any future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

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

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist in the development of MB07803 and MB07811 and intend to rely on similar organizations to assist in the development of any other future product candidates that we may develop for which a collaborator is not responsible for development. At this time, we do not intend to independently develop pradefovir or MB07133 and intend to license these product candidates for further development and commercialization. We may rely on strategic collaborators for the development of our core metabolic disease assets, MB07803 and MB07811, in the future. If successful in entering into these future collaborations and license agreements, we will be dependent upon our collaborative partners and licensees for the further development and commercialization of these product candidates. Although our collaborations with Merck, Idenix and Roche have not yet yielded product candidates, should they do so, we will be dependent on Merck, Idenix and/or Roche, as applicable, to conduct the development of any resulting product candidates. If Merck, Idenix, Roche or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable protocols or for other reasons, clinical trials or other studies may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

Because our product candidates, research programs and collaborative efforts depend on our proprietary technologies, adverse events affecting our proprietary technologies may delay or prevent the commercialization of our product candidates.

We used our NuMimetic technology to identify MB07803. We used our HepDirect technology to discover pradefovir, MB07811 and MB07133, and have applied it in certain other programs as well. We intend to use these and future proprietary technologies to expand our product pipeline in the future. We may also leverage our HepDirect and other liver-targeting technology through strategic alliances and collaborations with other companies, such as our hepatitis C collaborations with Merck, Idenix and Roche in which we applied our technology to certain Merck, Idenix and Roche compounds. Our proprietary technologies are subject to many of the same risks as our product candidates, including risks related to:

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable governmental authorities in foreign markets. In the U.S., neither we, nor our collaborators, are permitted to market our product candidates until we or our collaborators receive approval of a New Drug Application, or NDA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products. For example, in February 2008 the FDA released draft guidance regarding clinical trials for product candidates treating diabetes that may result in more stringent requirements for the clinical testing and regulatory approval of such product candidates.  If formally adopted, these and any future guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates.  Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of our programs seeking to develop new product candidates for diabetes.  In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility.

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

•                  PPAR agonists, which improve insulin sensitivity by activating certain genes involved in fat synthesis and carbohydrate metabolism,

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

•                  combination therapies, which combine metformin with members of several or one of the above-mentioned classes, particularly sulfonylureas and PPAR agonists.

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

A competitor to pradefovir would be Hepsera (adefovir dipivoxil), which is a nucleotide analogue currently marketed in the U.S. and Europe by Gilead Sciences, Inc. Pradefovir and Hepsera are prodrugs of the same active drug, and therefore may directly compete. In order to effectively compete with Hepsera, pradefovir may have to be significantly more beneficial or less expensive than Hepsera. In addition, the nucleotide analogue, tenofovir, has been shown to be very effective in treating hepatitis B infection and has recently been approved for marketing in Europe.

Nexavar (sorafenib), a chemotherapy approved for treating kidney cancer, received FDA approval in November 2007 for the treatment of primary liver cancer. This follows the decision of the European Medicines Agency, or EMEA, in October 2007 to approve Nexavar in Europe. Nexavar is now the only drug approved for primary liver cancer in the United States or Europe.

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

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products. Although our hepatitis C and metabolic disease collaborations with Merck have not yet yielded product candidates, should they be successful, Merck will be responsible for worldwide marketing and commercialization of any resulting product candidates (subject to, in the case of our metabolic disease collaboration, our option to co-promote the product in the U.S. with certain financial assistance from Merck). Similarly, should our hepatitis C collaborations with Idenix and Roche yield any product candidates, Idenix and Roche will be responsible for worldwide marketing and commercialization of any resulting product candidates. In order to co-promote any of these products, or to commercialize MB07803, MB07811, pradefovir, MB07133 or any future product candidates for which we retain commercialization rights, we may be required to develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform these services. Even though we may receive financial assistance from Merck if we exercise our U.S. co-promotion option under the metabolic disease collaboration, developing a sales force for any resulting product or any product resulting from any of our other product candidates is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we directly marketed and sold our product candidates. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 126 as of June 30, 2008. We may need to decrease the number of our full-time employees in the future in response to adverse business events. Reducing our workforce may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or commercialization of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

We have established a scientific advisory board, the members of which assist us in formulating our research, development and clinical strategies. These scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours

Risks Related to our Finances and Capital Requirements

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts and affect our ability to continue as a going concern.

We intend to use our existing cash reserves,  proceeds from our ongoing collaboration with Merck, proceeds from our new collaboration with Roche, our CEFF, if available, and proceeds from other planned business development activities to execute our strategic plan through 2008. Under our strategic plan we will need to secure additional cash proceeds through future strategic collaborations and the CEFF or other financing sources to fund certain studies on the MB07803 and MB07811 programs in 2008. In the event we are not able to generate sufficient financing through the use of our CEFF or other planned financing and business development activities we have the ability and intent to, and will be required to, delay, scale back or eliminate some or all of our research or development programs and other outlays of cash in order to meet our cash requirements through 2008. Additionally, we may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Alternatively, we may determine that seeking additional resources through traditional financing transactions may be appropriate to achieve certain key value-driving development milestones. No assurances can be made that additional funding through any resources including, our CEFF, will be available when needed. Failure to obtain adequate financing and to curtail or delay cash expenditures adequately will have a significant negative impact on our future operations and our ability to continue as a going concern. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We have incurred net losses from our inception. As of June 30, 2008, we had an accumulated deficit of approximately $172.7 million. While we are unable at this time to determine whether our net losses will increase or decrease in the future, we expect to continue to incur net losses during the next several years as we conduct operations. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we will become profitable, if ever.

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

We may raise additional funds through public or private equity offerings, corporate collaboration and licensing arrangements, debt financings, grants or our CEFF, if available. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission which allow us to issue shares of our common stock and warrants to purchase our common stock in the future for an aggregate initial offering price of up to $75 million, subject to substantial limitations relating to the aggregate market value of our common stock held by non-affiliates. We have also filed a registration statement with the Securities and Exchange Commission covering the resale of shares issuable under the CEFF though to date, no shares have been issued under this resale registration statement. We may sell additional securities from time to time in one or more offerings in amounts, at prices and on terms that we will determine at the time of the offering. To the extent that we raise additional capital by issuing equity securities, pursuant to our effective shelf registration statements or otherwise, our existing stockholders’ ownership will be diluted.

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

We have we entered into a CEFF with an institutional investor that entitles us to sell and obligates the investor to purchase, from time to time over a period of up to 36 months which commenced in December 2006, shares of our common stock at a discount of up to 10% for cash consideration up to an aggregate of $50.0 million, or 6,046,701 shares, of common stock, subject to specified conditions and restrictions. The investor will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock; a minimum amount of our market capitalization, the accuracy of representations and warranties made to the investor; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, the investor is permitted to terminate the CEFF by providing written notice to us within 10 business days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition (subject to specified exceptions, including conditions or events that are reasonably expected to occur in the ordinary course of our business). If we are unable to access funds through the CEFF, or if the investor terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

•                  events affecting Merck, Idenix, Roche or any future collaborators,

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 76% of our common stock as of June 30, 2008. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.

A large portion of our shares are held by a small number of persons and investment funds. In addition, these persons and funds hold warrants to purchase 2,833,338 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. Moreover, several of our stockholders and warrant holders have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares they currently hold or may acquire upon exercise of warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.  Under the CEFF, an institutional investor is committed to purchase up to $50 million or 6,046,471 shares of our common stock over a 36 month period which commenced in December 2006, subject to certain conditions. Sales by these current and potential future stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on June 10, 2008.  As of the close of business on April 16, 2008, the record date for the Annual Meeting, there were 34,930,843 shares of our common stock entitled to vote, of which there were 28,935,112 shares present at the Annual Meeting in person or by proxy. At the Annual Meeting, our stockholders approved the following matters:

Proposal 1.    Election of two directors to serve as Class I directors until our 2011 Annual Meeting of Stockholders.  The vote for the nominees for Class I director was as follows:

Daniel D. Burgess, M.B.A. – 28,357,613 shares were voted in favor of the nominee; 577,499 shares withheld their vote.

Luke B. Evnin, Ph.D. – 28,359,613 shares were voted in favor of the nominee; 575,499 shares withheld their vote.

Our Class II directors, Mark D. Erion, Ph.D., Arnold L. Oronsky, Ph.D. William R. Rohn and Elizabeth Stoner, M.D., continue in office until our 2009 Annual Meeting of Stockholders.  Our Class III directors, David F. Hale, Paul K. Laikind, Ph.D., and George F. Schreiner, M.D., Ph.D., continue in office until our 2010 Annual Meeting of Stockholders.

Proposal 2.     Ratification of the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.  28,926,011 shares voted in favor of the proposal; 9,101 shares voted against the proposal; and no shares abstained from voting.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Form of Warrant Exercise Agreement, dated April 14, 2008, by and among the Company and the individuals and entities identified on the signature page thereto.

4.3(3)	Form of Securities Purchase Agreement, dated April 14, 2008, by and among the Company and the individuals and entities identified on the signature page thereto.

4.4(3)	Form of Registration Rights Agreement, dated April 14, 2008, by and among the Company and the individuals and entities identified on the signature page thereto.

4.5(3)	Form of Warrant issued pursuant to the Securities Purchase Agreement.

10.1(3)	2008 Employee Incentive Compensation Plan.

10.2(4)	Collaboration Agreement Extension Letter dated April 16, 2008 between the Company and Merck & Co., Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2008.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	By:	/s/ Paul K. Laikind, Ph.D.
Paul K. Laikind, Ph.D., Chief Executive Officer and Interim Chief Financial Officer