Form 10-Q
period 2008-09-30
METABASIS THERAPEUTICS INC
filed 2008-11-10
CIK 1053221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 6, 2008 was 35,043,026.

METABASIS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.

Balance Sheets

(In thousands, except par value data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,109	$14,141
Securities available-for-sale	15,673	28,297
Prepaids and other current assets	1,369	1,157
Total current assets	34,151	43,595

Property and equipment, net	5,285	6,356
Other assets	297	172
Total assets	$39,733	$50,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$662	$802
Accrued compensation	3,018	3,181
Accrued liabilities	2,142	4,132
Deferred revenue, current portion	5,721	1,321
Current portion of long-term debt	3,717	2,068
Current portion of capital lease obligations	26	23
Total current liabilities	15,286	11,527

Deferred revenue, net of current portion	3,458	—
Deferred rent	2,964	2,595
Long-term debt	5,634	3,845
Capital lease obligations, net of current portion	33	55
Other long-term liabilities	200	—
Total liabilities	27,575	18,022

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at September 30, 2008 and December 31, 2007, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2008 and December 31, 2007; 35,043 and 30,754 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	35	31
Additional paid-in capital	194,576	182,003
Accumulated deficit	(182,488)	(150,012)
Accumulated other comprehensive loss	35	79
Total stockholders’ equity	12,158	32,101

Total liabilities and stockholders’ equity	$39,733	$50,123

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Sponsored research	$659	$937	$1,698	$2,813
License fees	743	1,417	1,333	4,550
Other revenue	—	299	—	320
Total revenues	1,402	2,653	3,031	7,683

Operating expenses:
Research and development	8,480	10,866	27,892	31,437
General and administrative	2,659	2,834	7,747	9,284
Total operating expenses	11,139	13,700	35,639	40,721

Loss from operations	(9,737)	(11,047)	(32,608)	(33,038)
Other income (expense):
Interest income	169	708	812	2,522
Interest expense	(266)	(141)	(680)	(405)
Total other (expense) income	(97)	567	132	2,117

Net loss	$(9,834)	$(10,480)	$(32,476)	$(30,921)

Basic and diluted net loss per share	$(0.28)	$(0.34)	$(0.97)	$(1.01)
Shares used to compute basic and diluted net loss per share	35,042	30,650	33,354	30,552

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(32,476)	$(30,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,904	3,938
Depreciation and amortization	1,558	1,496
Deferred rent	369	847
Amortization of discount and premium on securities available-for-sale	(407)	(1,883)
Loss on disposal of assets	29	—
Realized gain on securities available-for-sale	(7)	—
Change in operating assets and liabilities:
Trade accounts receivable	61	(225)
Other current assets	(273)	(94)
Other assets	75	5
Deferred revenue	7,858	(2,751)
Accounts payable	(140)	(502)
Accrued compensation and other liabilities	(2,153)	2,571
Net cash flows used in operating activities	(22,602)	(27,519)

Investing activities
Purchases of securities available-for-sale	(24,498)	(63,977)
Sales/maturities of securities available-for-sale	37,492	93,707
Purchases of property and equipment	(516)	(2,094)
Net cash flows provided by investing activities	12,478	27,636

Financing activities
Issuance of common stock, net	9,673	425
Principal payments on debt and capital lease obligations	(1,581)	(1,447)
Proceeds received from debt	5,000	2,047
Net cash flows provided by financing activities	13,092	1,025
Increase in cash and cash equivalents	2,968	1,142
Cash and cash equivalents at beginning of year	14,141	12,052
Cash and cash equivalents at end of period	$17,109	$13,194

Supplemental schedule of noncash investing and financing activities:
Accrued debt issuance costs	$200	$—

Unrealized (loss) gain on securities available-for-sale	$(44)	$55

Net share settlement of warrant	$—	$56

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, see the financial statements and notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the SEC.

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

2.                                      Comprehensive Loss

Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income (loss), including net loss, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(9,834)	$(10,480)	$(32,476)	$(30,921)
Unrealized gain (loss) on available-for-sale investments	10	35	(44)	55
Comprehensive loss	$(9,824)	$(10,445)	$(32,520)	$(30,866)

3.                                      Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted EPS since they are anti-dilutive were 7,906,668 and 7,575,946 for the three months ended September 30, 2008 and 2007, respectively, and 7,580,525 and 7,262,816 for the nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Actual:
Numerator:
Net loss	$(9,834)	$(10,480)	$(32,476)	$(30,921)
Denominator:
Weighted average common shares	35,042	30,652	33,354	30,573
Weighted average unvested common shares subject to repurchase	—	(2)	—	(21)
Denominator for basic and diluted net loss per share	35,042	30,650	33,354	30,552
Basic and diluted net loss per share	$(0.28)	$(0.34)	$(0.97)	$(1.01)

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

On February 14, 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), was issued.  FSP FAS 157-2 defers application of SFAS No. 157 for non-financial assets and liabilities to years beginning after November 15, 2008 (beginning with the Company’s 2009 fiscal year).  As a result, the Company is only partially adopting SFAS No. 157 as it relates to the Company’s financial assets and liabilities until it is required to apply this pronouncement to its non-financial assets and liabilities beginning with fiscal year 2009.

The Company applies fair value accounting to its securities available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”).  These securities consist of treasury backed money market funds, corporate bonds and commercial paper.  Due to the current market conditions, the Company no longer invests in asset backed securities.  The following table shows the fair value measurement for its financial assets at September 30, 2008 and the fair value hierarchy level, as defined in SFAS No. 157.

	Fair Value Measurements
	(in thousands)
	Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale	$15,673	$15,673	$—	$—

Asset classes that fall within the Level 1 fair value hierarchy are those assets whose fair value assumptions are based on market data obtained from sources independent of the Company (observable inputs).  Level 1 observable inputs are quoted prices for identical items in active markets that the Company has access to at the measurement date.

Asset classes that fall within the Level 2 fair value hierarchy are those assets whose fair value assumptions are also based on independent market data.  Level 2 observable inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in inactive markets.  An inactive market is one where there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers or where little information is released publicly.

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

Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.  Total realized gains from fair value changes included in earnings for the three and nine months ended September 30, 2008 were immaterial.  There were no cumulative adjustments to beginning retained earnings as a result of adopting SFAS No. 159.

5.                                      Collaboration Agreements

In September 2008, the Company, Valeant Pharmaceuticals North America (“Valeant”) and Schering Corporation (“Schering”) entered into an agreement (the “Amendment Agreement”) to amend certain terms of the Assignment and Assumption Agreement, dated January 9, 2007 (the “Assignment Agreement”) and the Termination Agreement, dated September 19, 2007 (the “Termination Agreement”), each entered into by Valeant, Schering and the Company.  Pursuant to the Amendment Agreement, among other things, the Assignment Agreement was amended to provide for a reduction in the total number and value of milestone payments payable by the Company to Valeant upon the achievement of certain specified events to a single milestone payment due upon the first regulatory approval of pradefovir, and to reduce certain royalty payments due from the Company to Valeant upon commercialization of pradefovir. In addition, the Termination Agreement was amended to transfer certain patient registry obligations, should they be required, to the Company from Valeant (excluding the cost thereof, up to a specified limit).  The Company does not anticipate incurring any costs related to the Amendment Agreement.

In August 2008, the Company entered into a two-year Research Collaboration and License Agreement with Hoffmann-La Roche Inc., F. Hoffmann-La Roche LTD and Roche Palo Alto LLC (collectively, “Roche”).  Under the terms of the Roche agreement, the Company’s HepDirect liver-targeted technology will be applied to proprietary Roche compounds to develop second-generation nucleoside analog drug candidates for treating hepatitis C virus.  The Company received an upfront payment of $10.0 million from Roche in August 2008.  Roche may also pay up to $2.1 million in sponsored research funding at the beginning of the second year of the research term, if applicable.  In the event a development candidate is identified, Roche will assume development responsibility and the Company will be eligible to receive up to $193 million in additional payments upon achievement of predetermined preclinical and clinical development events as well as regulatory and commercialization events.  Roche will retain full commercial rights for any marketed products resulting from the collaboration and will pay the Company a royalty on net sales of such products.

Pursuant to SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company has determined that the $10.0 million upfront payment should be accounted for as a single unit of accounting with two deliverables: access to the licensed technology over the two-year research term and research and development services over the first year of the research term.  The $10.0 million payment shall be allocated to each deliverable based on its relative fair value and shall be deferred and recognized over each deliverable’s period of performance.  If Roche pays up to an additional $2.1 million for sponsored research at the beginning of the second year of the research term, such amounts would also be deferred and recognized over the second year of the research term as earned.  Amounts attributable to any milestone payments or royalties will be recognized as earned.

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

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF Issue No. 07-1”). Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements already in place at the beginning of the annual period beginning after December 15, 2008 (beginning with our 2009 fiscal year), and retrospective application of EITF Issue No. 07-1 to all prior periods presented should be reported as a change in accounting principle. The Company is in the process of determining the effect, if any, the adoption of EITF Issue No. 07-1 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2009 fiscal year). The adoption of SFAS No. 141(R) is not expected to  have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB SFAS, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

In June 2008, the EITF issued EITF No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”).  Under certain lease arrangements, the lessee is contractually responsible for repair and maintenance of the leased asset, and the lessee is required to make deposits with the lessor to fund that maintenance.  The deposit is refunded to the lessee only to the extent that the lessee incurs qualified maintenance costs.  Questions have arisen as to the proper accounting for these deposits as some companies account for the maintenance deposits as deposits, while other companies account for them as contingent rental expense.  EITF No. 08-3 concludes that maintenance deposits should be considered deposits when paid to the lessor if it is probable that the deposits will be refunded to the lessee.  If it is not probable, then the deposits are recognized as rental expense.  If it is determined at the inception of the lease that a portion of the deposits is not probable of being refunded to the lessee, then the lessee should recognize as expense a pro-rata portion of the deposits as they are paid.  The cost of maintenance activities should be expensed or capitalized, as appropriate.  The definition of “probable” will fall under the guidance of FASB Concept Statement No. 6, Elements of Financial Statements.  EITF No. 08-3 is effective for fiscal years beginning after December 15, 2008 (beginning with the Company’s fiscal year 2009).  Early application is not permitted.  The adoption of EITF No. 08-3 is not expected to have a material impact on the Company’s financial statements.

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

We currently have four product candidates at the clinical stage of development. These product candidates include our core metabolic disease product candidates, MB07803 and MB07811, which are being developed as potential treatments for type 2 diabetes and hyperlipidemia, respectively, and our non-core liver disease product candidates, pradefovir and MB07133, which have been developed as potential treatments for hepatitis B and primary liver cancer, respectively.  In addition, our core assets include our glucagon antagonist program, which is in the advanced research stage of development for the treatment of diabetes.

Recent Events

In September 2008, we, Valeant Pharmaceuticals North America, or Valeant, and Schering Corporation, or Schering, entered into an agreement, or the Amendment Agreement, to amend certain terms of the Assignment and Assumption Agreement, dated January 9, 2007, or the Assignment Agreement, and the Termination Agreement, dated September 19, 2007, or the Termination Agreement, each entered into by Valeant, Schering and us.  Pursuant to the Amendment Agreement, among other things, the Assignment Agreement was amended to provide for a reduction in the total number and value of milestone payments payable by us to Valeant upon the achievement of certain specified events to a single milestone payment due upon the first regulatory approval of pradefovir, and to reduce certain royalty payments due from us to Valeant upon commercialization of pradefovir. In addition, the Termination Agreement was amended to transfer certain patient registry obligations, should they be required, to us from Valeant (excluding the cost thereof, up to a specified limit).  We do not anticipate incurring any costs related to the Amendment Agreement.

In August 2008, we entered into a two-year Research Collaboration Agreement with Hoffman-La Roche Inc., F. Hoffman-La Roche LTD and Roche Palo Alto LLC, collectively referred to as Roche.  Under the terms of the Roche agreement, Metabasis’ HepDirect liver-targeting technology will be applied to proprietary Roche compounds to develop second-generation nucleoside analog drug candidates for the treatment of hepatitis C virus. We received an upfront payment of $10.0 million from Roche in August 2008. In the event a development candidate is identified, Roche will assume development responsibility and we will be eligible to receive up to $193 million in additional payments upon achievement of predetermined preclinical and clinical development events as well as regulatory and commercialization events.  Roche will retain full commercial rights for any marketed products resulting from the collaboration and will pay us a royalty on net sales of such products.

Strategic Plan

Under our strategic plan we are focusing our internal resources primarily on our clinical and advanced research core metabolic disease programs. This includes funding the further clinical evaluation of our core assets, MB07803 and MB07811, with a focus on achieving key milestones. Continued development of these core assets thereafter will require significant resources. Therefore, we plan to establish strategic collaborations for these core assets at appropriate times to secure additional resources, accelerate progress and share risk. In addition, we plan to advance additional metabolic disease product candidates discovered by our research group into clinical development either independently, or with current or future strategic collaborators.

In order to reduce future expenses and to minimize the potential dilution associated with financing internal development, we intend to license our glucagon antagonist program, pradefovir and MB07133 for further development and commercialization for upfront fees, milestones and royalties on future sales, if any, or we may directly sell these assets. If we are unsuccessful in monetizing these assets, we may be required to raise additional capital by issuing securities or obtaining debt financing, or consider other strategic alternatives. The recent global financial crisis and other current negative macroeconomic indicators may negatively impact our ability to issue securities or obtain debt financing. Given the economic and corporate uncertainties, the Company is planning to institute various cost saving measures to be announced when final decisions are made.

History of Losses, Prior Funding

We have incurred annual net losses since inception. As of September 30, 2008, our accumulated deficit was approximately $182.5 million. We expect to incur losses for the next several years as we:

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

Commercial, Manufacturing Rights, Risks

We currently do not have strategic collaborations in place related to MB07803 or MB07811 and we intend to license our glucagon antagonist program, pradefovir and MB07133. We retain worldwide commercialization rights to all of the compounds that we have generated from our past and current research programs, with the exception of any potential future product candidates that may result from our collaborations with Merck & Co. Inc., or Merck, Idenix Pharmaceuticals, Inc., or Idenix, and Roche. Our potential future agreements with strategic collaborators may include joint marketing or promotion arrangements which may allow us to eventually co-market one or more of our product candidates through our own sales force or with a co-promotion partner. Alternatively, we may grant exclusive rights to our collaborators in exchange for upfront fees, milestones and royalties on future sales, if any, or directly sell certain of our assets.

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

Our development activities are focused on the clinical development of our core metabolic disease assets, MB07803 and MB07811. Our activities related to our non-core liver disease assets, pradefovir and MB07133, are currently limited to planning, consultation, design and other efforts preparatory to their potential future clinical development by licensees. In addition, our research activities include work on a variety of compounds in our advanced research programs. We are responsible for all costs incurred for our product candidates and our advanced research programs with the exception of the AMPK program partnered with Merck and the hepatitis C programs partnered with Merck, Idenix and Roche (excluding costs associated with manufacturing compounds that Idenix is currently evaluating, for which we are responsible).

Our AMPK collaboration with Merck seeks to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases. Under the terms of our AMPK collaboration agreement with Merck, we have received approximately $11.6 million in cumulative sponsored research and license fees funding through September 30, 2008, which includes funding for sponsored research efforts through June 2009.

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

Our new two-year collaboration with Roche also seeks to develop and commercialize new products for treating hepatitis C infection.  Under the terms of the Roche agreement, we received an upfront payment of $10.0 million in August 2008. We are entitled to receive payments on the achievement of certain milestones and during the second year of the agreement, we are entitled to additional sponsored research funding.

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

Revenue Recognition.  Our revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables. Our agreements generally contain multiple elements, including access to our proprietary technologies and research and development services. Payments under our collaborations are generally made in the form of upfront license fees, milestone payments and downstream royalties. All fees are nonrefundable. Revenue from milestones is recognized when earned, provided that:

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

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) replaces SFAS No. 141. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (beginning with our 2009 fiscal year). We do not anticipate that the impact of adopting SFAS No. 141(R) will have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB SFAS, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

In June 2008, the EITF issued EITF 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements.  Under certain lease arrangements, the lessee is contractually responsible for repair and maintenance of the leased asset, and the lessee is required to make deposits with the lessor to fund that maintenance.  The deposit is refunded to the lessee only to the extent that the lessee incurs qualified maintenance costs.  Questions have arisen as to the proper accounting for these deposits as some companies account for the maintenance deposits as deposits, while other companies account for them as contingent rental expense.  EITF 08-3 concludes that maintenance deposits should be considered deposits when paid to the lessor if it is probable that the deposits will be refunded to the lessee.  If it is not probable, then the deposits are recognized as rental expense.  If it is determined at the inception of the lease that a portion of the deposits is not probable of being refunded to the lessee, then the lessee should recognized as expense a pro-rata portion of the deposits as they are paid.  The cost of maintenance activities should be expensed or capitalized, as appropriate.  The definition of “probable” will fall under the guidance of FASB Concept Statement No. 6, Elements of Financial Statements.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008 (beginning with our fiscal year 2009).  Early application is not permitted.  The adoption of EITF 08-3 is not expected to have a material impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenues.    Revenues were $1.4 million for the three months ended September 30, 2008, compared with $2.7 million for the three months ended September 30, 2007. The $1.3 million decrease was mainly due to lower license fee and sponsored research revenues of  $1.4 million from Idenix as a result of the end of the sponsored research term of our collaboration in October 2007, and a decrease in the Merck AMPK license fee revenue recognized as a result of an extension of the research term through June 2009.  These reductions were partially offset by license fees and sponsored research revenues recognized in connection with the Roche agreement we entered into in August 2008.

Research and Development Expenses.    Research and development expenses were $8.5 million for the three months ended September 30, 2008, compared with $10.9 million for the three months ended September 30, 2007. The $2.4 million decrease was mainly due to net decreases of $2.8 million in clinical and development expenses for the MB07803, MB07811 and MB07133 programs and $0.1 million in non-cash stock-based compensation expense.  These decreases were partially offset by an aggregate increase of approximately $0.5 million of non-cash depreciation and occupancy costs as a result of a change in the allocation rate of these costs, as discussed under “Research and Development” above, and payroll and related benefits.

General and Administrative Expenses.    General and administrative expenses were $2.7 million for the three months ended September 30, 2008, compared with $2.8 million for the three months ended September 30, 2007. The $0.1 million decrease was mainly due to an aggregate decrease of $0.5 million in occupancy and non-cash depreciation due to a change in the allocation rate of these costs, as discussed under “General and Administrative” above, and non-cash stock-based compensation, partially offset by increases in professional services and payroll and related benefits.

Other Income (Expense).    Net interest expense was $0.1 million for the three months ended September 30, 2008, compared to net interest income of $0.6 million for the three months ended September 30, 2007. The $0.7 million decrease was a result of lower cash balances in the third quarter of 2008 as compared to the third quarter of 2007 as well as increased interest expense related to long-term debt acquired in the first quarter of 2008.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Revenues.    Revenues were $3.0 million for the nine months ended September 30, 2008, compared with $7.7 million for the nine months ended September 30, 2007. The $4.7 million decrease was mainly due to lower license fee and sponsored research revenues of $3.5 million from Idenix as a result of the end of the sponsored research term of our collaboration in October 2007 and a decrease in the Merck AMPK license fee revenue recognized as a result of the extension of the research term through June 2009.  The decrease was also due to the absence of $1.8 million in license fees due to the termination of our Schering collaboration in September 2007.  These reductions were partially offset by an increase of $1.0 million in license fees and sponsored research revenues recognized in connection with the Roche agreement we entered into in August 2008.

Research and Development Expenses.    Research and development expenses were $27.9 million for the nine months ended September 30, 2008, compared with $31.4 million for the nine months ended September 30, 2007. The $3.5 million decrease was mainly due to net decreases of $4.8 million in clinical and development expenses for the MB07803, MB07133 and MB07811 programs and $0.6 million in non-cash stock-based compensation expense.  These decreases were partially offset by an increase of approximately $1.3 million of non-cash depreciation and occupancy costs as a result of a change in the allocation rate of these costs, as discussed above, and $0.6 million in payroll and related benefits due to our Ann Arbor, Michigan office being fully staffed during the first nine months of 2008 as compared to a proportional two months of 2007.

General and Administrative Expenses.    General and administrative expenses were $7.7 million for the nine months ended September 30, 2008, compared with $9.3 million for the nine months ended September 30, 2007. The $1.6 million decrease was mainly due to a decrease of $0.9 million in occupancy and non-cash depreciation due to a change in the allocation rate of these costs, as discussed above, and an aggregate of $0.6 million in non-cash stock-based compensation, payroll and related benefits and  professional services.

Other Income (Expense).    Net interest income was $0.1 million for the nine months ended September 30, 2008, compared to net interest income of $2.1 million for the nine months ended September 30, 2007. The $2.0 million decrease was a result of lower cash balances in the first nine months of 2008 as compared to the first nine months of 2007 as well as interest expense incurred in 2008 as a result of the long-term debt acquired in March 2008.

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

In August 2008, we entered into a two-year collaboration with Roche to develop new products for treating hepatitis C infection.  Under the terms of the Roche agreement, we received an upfront payment of $10.0 million in August 2008. We are entitled to receive payments on the achievement of certain milestones and during the second year of the agreement, we are entitled to additional sponsored research funding.

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

We have entered into a Committed Equity Financing Facility, or CEFF, with an institutional investor, under the terms of which, the investor is committed to providing us up to $50 million or 6,046,471 shares of common stock, based on certain market capitalization levels, in funding from time to time for a period up to 36 months that commenced in December 2006 through the purchase of newly-issued shares of our common stock. In February 2008, the CEFF was amended to reduce the minimum market capitalization required to permit a draw down and to eliminate certain termination rights maintained by the investor, among other things. Under the amended CEFF, we may access capital, subject to certain conditions, under this facility in tranches of up to the lesser of $10 million or:

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

If our market capitalization is less than $53 million, we will not have access to this capital.  As of September 30, 2008, our market capitalization did not meet the minimum threshold of $53 million, and therefore, we did not have access to this capital as of such date.

In the event of a draw down, the investor will purchase shares of our common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the average market price of our common stock during an eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to the investor during the eight-day pricing period is determined by the higher of $1.75 or 90% of our share price the day before the commencement of each draw down. Pursuant to the agreement we filed a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued in connection with this transaction, which became effective on December 22, 2006.  As of September 30, 2008, we have not utilized the CEFF.

As of September 30, 2008, we had $32.8 million in cash and cash equivalents and securities available-for-sale as compared to $42.4 million as of December 31, 2007, a decrease of $9.6 million. The decrease is primarily a result of net cash used in operations of $22.6 million offset by $13.1 million of net cash flows provided by financing activities.

As of September 30, 2008, we have financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $12.4 million, of which $4.4 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.0% to 12.85%, and are due in monthly installments through October 2015. We currently anticipate capital spending on equipment and leasehold improvements to be in the range of $0.5 million to $1.0 million in 2008.  We do not plan on financing our equipment and leasehold improvements through fiscal 2008, as we no longer have available funds through this financing facility.

We intend to use our existing cash reserves, proceeds from our ongoing collaboration with Merck, proceeds from our new collaboration with Roche and proceeds from other planned business development activities to execute our strategic plan through 2008.  Under our strategic plan, we will focus our internal resources primarily on our core metabolic disease clinical and advanced research programs. This includes funding the further clinical evaluation of our core assets, MB07803 and MB07811, with a focus on achieving key milestones. Continued development of these core assets thereafter will require significant resources. Therefore, we plan to establish strategic collaborations for these product candidates at appropriate times to secure additional resources, accelerate progress and share risk. In addition, we plan to advance additional metabolic disease product candidates discovered by our research group into clinical development either independently or with current or future strategic collaborators. In order to reduce future expenses and to minimize the potential dilution associated with financing their internal development, we intend to license our glucagon antagonist program, pradefovir and MB07133 for further development and commercialization for upfront fees, milestones and royalties on future sales, if any, or we may directly sell these assets.

Our strategic plan contemplates funding the ongoing development of our core assets by monetizing our glucagon antagonist program and certain non-core assets. We may not be successful in entering into additional collaboration agreements, or in receiving milestone or royalty payments under current or future agreements. Additionally, we may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Also, based on recent Food and Drug Administration, or FDA, draft guidelines and advisory panel discussions, the cost to develop and commercialize our diabetes programs may increase beyond current expectations and such increases may make it more difficult to obtain favorable terms in the collaborative arrangements we require to maximize the value of these programs.  Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs. No assurances can be made that additional funding, through any resources, including our CEFF, will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use or sales of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. The recent global financial crisis and other current negative macroeconomic indicators may negatively impact our ability to issue securities or obtain debt financing. Given the economic and corporate uncertainties, the Company is planning to institute various cost saving measures to be announced when final decisions are made. Failure to obtain adequate financing and to curtail or delay cash expenditures adequately will have a significant negative impact on our future operations and our ability to continue as a going concern.  Based on our current rate of cash usage and absent any cash sources from business development, financings or other strategic initiatives, we anticipate that our cash balances as of September 30, 2008 will fund our operations through mid-2009.

The following summarizes our long-term contractual obligations as of September 30, 2008 (in thousands):

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$22,823	$2,658	$6,259	$6,606	$7,300
Long-term debt	9,351	3,717	5,472	79	83
Interest on long-term debt	1,475	773	676	19	7
Purchase commitments	1,462	1,462	—	—	—
Capital leases	59	26	33	—	—
Interest on capital leases	8	5	3	—	—

Total	$35,178	$8,641	$12,443	$6,704	$7,390

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

We have entered into employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary and certain other benefits if terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of September 30, 2008, no events have occurred resulting in the obligation of any such payments.

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

We have no material contractual obligations that are not fully recorded on our Balance Sheets or disclosed in the Notes to our Financial Statements. We have no off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities such as treasury-backed money market funds, corporate bonds and commercial paper. Due to the current market conditions, we no longer invest in asset-backed securities.  In accordance with our investment policy, we do not invest in auction rate securities. A 100 basis point increase or decrease in interest rates would increase or decrease our current investment balance by approximately $80,000 annually.  While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment.

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

We have expended significant time, money and effort in the development of our core metabolic disease assets, MB07803 and MB07811, and our non-core liver disease assets, pradefovir and MB07133. Early clinical trials conducted to date have provided initial evidence of safety and therapeutic effect with all of our product candidates. However, to date, no pivotal, adequate and well-controlled clinical trials designed to provide clinical and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further animal studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our product development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective or because we have inadequate financial or other resources to pursue our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

We may not be able to enter into collaborations with respect to our glucagon antagonist program and our non-core assets, pradefovir and MB07133, on acceptable terms, if at all, which would lead to development and commercialization delays.

Since we do not currently possess the resources necessary to independently develop and commercialize all of the potential product candidates that may be based upon our technologies, including MB07803, MB07811, our glucagon antagonist program, pradefovir and MB07133,  we plan to enter into additional collaborative agreements to assist in the development and commercialization of some or all of these assets as a component of our strategic plan. However, our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and commercialization delays, which would adversely affect our business.

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

We have entered into two collaborations with Merck, a collaboration with Idenix and a collaboration with Roche. The first collaboration with Merck sought to develop and commercialize new products for treating hepatitis C infection and the second seeks to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases. Our collaboration with Idenix sought to develop and commercialize new products for treating hepatitis C infection, and our new collaboration with Roche seeks to develop new products for treating hepatitis C.  Although the funded research phases of the hepatitis C collaborations with Merck and Idenix are completed, certain candidate compounds discovered during the collaborations are being evaluated to determine if one or more will be recommended for clinical development.  The sponsored research term of our second collaboration with Merck continues through June 2009, and the research term of our collaboration with Roche continues through August 2010.  Although our collaborations with Merck, Idenix and Roche have not yet yielded any product candidates, should they ultimately be successful, we will be dependent on Merck, Idenix and/or Roche, as applicable, for further development and commercialization of any resulting product candidates.

We have limited control over the amount and timing of resources that Merck, Idenix, Roche or any future collaborators devote to our programs or potential product candidates. These collaborations with us may end or may be terminated or our collaborators may otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop product candidates that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. In the event that one of our collaborations is terminated, and we believe that the continued development or commercialization of a product candidate or drug compound covered by the collaboration is warranted, we may seek to obtain rights to develop and commercialize the product candidate or drug compound, if we do not already have those rights. We would then determine whether to continue the development or commercialization of the product candidate or drug compound independently or together with a new collaborator. However, in the event that we do not have sufficient resources to independently develop or commercialize the product candidate or drug compound, and we cannot establish a new collaboration on acceptable terms, we would be forced to discontinue its development or commercialization. For example, at this time, we do not intend to independently develop pradefovir or MB07133 and intend to license or sell these product candidates.

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

Our agreement with Merck to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases may include the development of compounds owned or controlled by Merck. Accordingly, if Merck terminates this collaboration, it may prove difficult for us to continue development of such compounds. Similarly, our former agreement with Idenix to develop and commercialize new products to treat hepatitis C infection may include the development of compounds owned or controlled by Idenix. Although the funded research phase of our collaboration with Idenix has ended, certain compounds are under evaluation for further development. It may prove difficult for us to continue development of such compounds if Idenix chooses not to develop them upon further evaluation. Our agreement with Roche to develop new products to treat hepatitis C infection may include the development of compounds owned or controlled by Roche.  If our collaboration with Roche is terminated, we may not have any right to develop product candidates developed in connection with the collaboration.

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

Delays in the commencement or completion of clinical trials could significantly impact our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

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

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to assist in the development of MB07803 and MB07811 and intend to rely on similar organizations to assist in the development of any other future product candidates that we may develop for which a collaborator is not responsible for development. At this time, we do not intend to independently develop pradefovir or MB07133 and intend to license or sell these product candidates. We may rely on strategic collaborators for the development of our core metabolic disease assets, MB07803 and MB07811, in the future. If successful in entering into these future collaborations and license agreements, we will be dependent upon our collaborative partners and licensees for the further development and commercialization of these product candidates. Although our collaborations with Merck, Idenix and Roche have not yet yielded product candidates, should they do so, we will be dependent on Merck, Idenix and/or Roche, as applicable, to conduct the development of any resulting product candidates. If Merck, Idenix, Roche or these other third parties do not successfully meet their obligations under our agreements, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to applicable protocols or for other reasons, clinical trials or other studies may be extended, delayed or terminated, and these product candidates may not receive regulatory approval or be successfully commercialized.

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

•                  PPAR agonists, which improve insulin sensitivity by activating certain genes involved in fat synthesis and carbohydrate metabolism,

•                  incretin-based therapies, including incretin mimetics and dipeptidyl peptidase IV, or DPP-IV inhibitors.  Incretin mimetics lower glucose levels by increasing the levels of certain naturally occurring hormones from the pancreas, including glucagon-like peptide-1, or GLP-1, a peptide that facilitates the response of the pancreas and liver to fluctuations in glucose levels by its action on pancreatic beta and alpha cells. Incretin mimetics include BYETTA® (exenatide), an injectable medication that exhibits many of the same glucose regulating actions of GLP-1.  DPP-IV is an enzyme in the bloodstream that cleaves and inactivates GLP-1. DPP-IV inhibitors inhibit this enzyme, thus increasing the half-life of endogenous GLP-1 by preventing cleavage and inactivation of GLP-1. The overall effect of both of these classes of drugs is to enhance glucose-dependent insulin secretion and suppress inappropriate glucagon secretion,

•                  alpha-glucosidase inhibitors, which decrease the absorption of carbohydrates from the intestine, resulting in a slower and lower rise in blood glucose throughout the day,

•                  glinides, which stimulate the pancreas’ beta-cells to produce insulin, and

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

Since we became an independent company in 1999, we have increased the number of our full-time employees from 50 to 122 as of September 30, 2008. We may need to decrease the number of our full-time employees in the future in response to the recent global financial crisis or other adverse business events. Reducing our workforce may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or commercialization of our product candidates, which could impede our ability to generate revenues and achieve profitability.

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

We intend to use our existing cash reserves, proceeds from our ongoing collaboration with Merck, proceeds from our new collaboration with Roche and proceeds from other planned business development activities to execute our strategic plan through 2008. Under our strategic plan we will need to secure additional cash proceeds through future strategic collaborations or other financing sources to fund certain MB07803 and MB07811 studies in 2009. In the event we are not able to generate sufficient financing through strategic collaborations or other financing activities, we have the ability and intent to, and will be required to, delay, scale back or eliminate some or all of our research or development programs and other outlays of cash in order to meet our cash requirements through 2009. Additionally, we may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Alternatively, we may determine that seeking additional resources through traditional financing transactions may be appropriate to achieve certain key value-driving development milestones. No assurances can be made that additional funding through any resources will be available when needed. Given the recent financial crisis in the United States and other current negative macroeconomic indicators, such as the recession in the United States or other economic downturns in the global markets, our ability to issue securities or obtain debt financing may not be available or attainable on favorable terms, if at all.  Failure to obtain adequate financing and to curtail or delay cash expenditures adequately will have a significant negative impact on our future operations and our ability to continue as a going concern. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

As noted above, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts and we may be unable to continue as a going concern. Based on our current rate of cash usage and absent any cash sources from business development, financings or other strategic initiatives, we anticipate that our cash balances as of September 30, 2008 will fund our operations through mid-2009.

Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations and  financial condition.

Since our inception, we have funded our operations primarily with net proceeds from equity financings, our venture debt facility and collaborative partnerships.  Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain the capital necessary to carry out our strategic plan, which would negatively impact our business, results of operations and financial condition.

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict when we will become profitable, if ever.

We have incurred net losses from our inception. As of September 30, 2008, we had an accumulated deficit of approximately $182.5 million. While we are unable at this time to determine whether our net losses will increase or decrease in the future, we expect to continue to incur net losses during the next several years as we conduct operations. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we will become profitable, if ever.

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

Raising additional funds by issuing securities, through collaboration and licensing arrangements or otherwise, will cause dilution to existing stockholders and may  restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, corporate collaboration and licensing arrangements, debt financings, grants or our CEFF, if available. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock and warrants to purchase our common stock in the future for an aggregate initial offering price of up to $75 million, subject to substantial limitations relating to the aggregate market value of our common stock held by non-affiliates. We have also filed a registration statement with the Securities and Exchange Commission covering the resale of shares issuable under the CEFF though to date, no shares have been issued under this resale registration statement. As of September 30, 2008, our market capitalization did not meet the CEFF minimum threshold of $53 million, and therefore, we did not have access to this capital as of such date. We may sell additional securities from time to time in one or more offerings in amounts, at prices and on terms that we will determine at the time of the offering. To the extent that we raise additional capital by issuing equity securities, pursuant to our effective shelf registration statements or otherwise, our existing stockholders’ ownership will be diluted.

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

Given the recent financial crisis in the United States and other current negative macroeconomic indicators, such as the recession in the United States or other economic downturns in the global markets, our ability to issue securities or obtain debt financing may not be available or attainable on favorable terms, if at all.

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

•                  the development status of our product candidates, including results of our clinical trials and other studies,

•                  our recommendation of additional drug compounds for clinical development,

•                  our addition or termination of research programs or funding support,

•                  variations in the level of expenses related to our product candidates or research programs,

•                  our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements, and

•                  changes in the use assumptions in the application of SFAS No. 123R in future periods.

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

We have we entered into a CEFF with an institutional investor that entitles us to sell and obligates the investor to purchase, from time to time over a period of up to 36 months which commenced in December 2006, shares of our common stock at a discount of up to 10% for cash consideration up to an aggregate of $50.0 million, or 6,046,701 shares, of common stock, subject to specified conditions and restrictions. The investor will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock; a minimum amount of our market capitalization, the accuracy of representations and warranties made to the investor; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, the investor is permitted to terminate the CEFF by providing written notice to us within 10 business days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition (subject to specified exceptions, including conditions or events that are reasonably expected to occur in the ordinary course of our business). If we are unable to access funds through the CEFF, or if the investor terminates the CEFF, we may be unable to access capital on favorable terms, or at all.  As of September 30, 2008, our market capitalization did not meet the CEFF minimum threshold of $53 million, and therefore, we did not have access to this capital as of such date.

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

•                  changes in accounting principles,

•                  issuances of new equity securities by us, pursuant to our effective shelf registration statements or otherwise,

•                  sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders,

•                  additions or departures of key personnel,

•                  discussion of us or our stock price by the financial and scientific press and in online investor communities, and

•                  changes in industry and general market conditions, including the recent economic crisis.

If we fail to meet one of Nasdaq’s Global Market continued listing requirements, our common stock could be delisted from the Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

In order to maintain our listing on the Nasdaq Global Market, we will need to continue meeting certain minimum listing standards that include, or may include, our shareholders’ equity, the market value of our listed or publicly held securities, the number of publicly held shares, our net income, a minimum bid price for our common stock, the number of shareholders, the number of market makers and compliance with certain of our corporate governance policies.  If we fail to maintain the standards required now or in the future, our common stock could be delisted from the Nasdaq Global Market.  The delisting of our common stock would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.  In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Nasdaq Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees and the loss of institutional investor interest.

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

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that is not necessarily consistent with the interests of other stockholders.

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 76% of our common stock as of September 30, 2008. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that is not necessarily consistent with the interests of other stockholders.

Future sales of our common stock may cause our stock price to decline.

A large portion of our shares are held by a small number of persons and investment funds. In addition, these persons and funds hold warrants to purchase 2,833,338 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. Moreover, several of our stockholders and warrant holders have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares they currently hold or may acquire upon exercise of warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.  Under the CEFF, an institutional investor is committed to purchase up to $50 million or 6,046,471 shares of our common stock over a 36 month period which commenced in December 2006, subject to certain conditions. As of September 30, 2008, our market capitalization did not meet the CEFF minimum threshold of $53 million, and therefore, we did not have access to this capital as of such date.  Sales by these current and potential future stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

10.1	Collaboration and License Agreement between the Company and Hoffman-La Roche Inc., F. Hoffman-La Roche LTD and Roche Palo Alto LLC dated August 7, 2008

10.2	Amendment Agreement between the Company, Schering Corporation and Valeant Pharmaceuticals North American dated September 24, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	By:	/s/ Paul K. Laikind, Ph.D.
Paul K. Laikind, Ph.D., Chief Executive Officer and Interim Chief Financial Officer