Form 10-K/A
period 2008-12-31
METABASIS THERAPEUTICS INC
filed 2009-04-30
CIK 1053221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

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

METABASIS THERAPEUTICS, INC.

FORM 10-K/A—ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Form 10-K/A, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Form 10-K, initially filed with the Securities and Exchange Commission, or the SEC, on March 31, 2009, or the Original Filing, is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain certifications as of a current date from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following is biographical information for each of our directors:

Name	Age	Position
Daniel D. Burgess, M.B.A.(1)	47	Director

Mark D. Erion, Ph.D.	51	President, Chief Executive Officer, Chief Scientific Officer and Director

Luke B. Evnin, Ph.D.(2)	45	Director

David F. Hale(1)(3)	60	Chairman of the Board

Paul K. Laikind, Ph.D.	53	Director

Arnold L. Oronsky, Ph.D.(1)(3)	69	Director

William R. Rohn(2)(3)	65	Director

George F. Schreiner, M.D., Ph.D.(2)	59	Director

Elizabeth Stoner, M.D.	58	Director

(1)	Member of the Audit Committee.
(2)	Member of the Corporate Governance and Nominating Committee.
(3)	Member of the Compensation Committee.

Daniel D. Burgess, M.B.A. has served on our Board of Directors since March 2004. Mr. Burgess is currently President and Chief Executive Officer and a director of Mpex Pharmaceuticals, Inc., a privately held pharmaceutical company. Prior to joining Mpex, Mr. Burgess was Chief Operating Officer and Chief Financial Officer of Hollis-Eden Pharmaceuticals, Inc., where he was employed since August 1999. Mr. Burgess joined Hollis-Eden from Nanogen, Inc., where he was employed from 1999 to 2007. Mr. Burgess also served as Chief Financial Officer of Nanogen, Inc. from 1998 to 1999 and previously spent ten years with Gensia, Inc., including with Gensia Automedics, Inc., a partially owned subsidiary of Gensia. Mr. Burgess served as President and a director of Gensia Automedics, where he was responsible for all functional areas of this medical products company. In addition, he was Vice President and Chief Financial Officer of Gensia, where he was responsible for finance, investor relations, business development and other administrative functions. Prior to joining Gensia, Mr. Burgess held positions at Castle & Cooke, Inc. and Smith Barney, Harris Upham and Company. He received a degree in economics from Stanford University and an M.B.A. from Harvard Business School.

Mark D. Erion, Ph.D. is one of our founders and has served as our President, Chief Executive Officer and Chief Scientific Officer since December 2008, as Executive Vice President of Research and Development since April 1997 and on our Board of Directors since June 1999. In November 2005, Dr. Erion was appointed Chief Scientific Officer of Metabasis. Prior to joining Metabasis, Dr. Erion was with Gensia, where he served as Director of Chemistry and Biochemistry from 1991 and assumed responsibility for research in 1996. Prior to joining Gensia, Dr. Erion was a Group Leader at Ciba-Geigy Pharmaceutical Company, where he directed a team in the area of protein engineering. Dr. Erion’s research has resulted in over 112 publications and 36 U.S. patents. His discovery efforts over the past 12 years have produced seven clinical candidates, several research collaborations and more recently our HepDirect technology. Dr. Erion received a B.S. in mathematics and chemistry from the University of Oregon, a Ph.D. in Chemistry from Cornell University and was a National Institutes of Health postdoctoral fellow in enzymology at the Massachusetts Institute of Technology.

Luke B. Evnin, Ph.D. has served on our Board of Directors since September 2000. Dr. Evnin is a Managing Director at MPM Capital. Before joining MPM Capital in 1998, Dr. Evnin was affiliated with Accel Partners for seven years, including four years as a General Partner. He was involved in biopharmaceutical, pharmaceutical, medical device and healthcare service companies for Accel

Partners’ funds III, IV, and V. He was responsible for overall investment strategy, deal origination, analyses, investment and gain realization. Dr. Evnin serves on the board of directors of the publicly-held medical device company EnteroMedics, Inc. as well as several privately-held healthcare companies, including Oxagen, Inc., Peptimmune, Inc. and Pacira, Inc. Dr. Evnin holds a Ph.D. in Biochemistry from the University of California at San Francisco, and an A.B. in Molecular Biology from Princeton University.

David F. Hale has served as Chairman of our Board of Directors since September 2006 and as a director since April 1997. Mr. Hale is currently Executive Chairman of Somaxon Pharmaceuticals since December 2007 and Chairman and Chief Executive Officer of Hale BioPharma Ventures since December 2006. Mr. Hale served as President and Chief Executive Officer and a director of CancerVax Corporation from October 2000 to May 2006 when CancerVax merged with Micromet AG to form Micromet, Inc., of which he is currently Chairman. Prior to joining CancerVax, he was President and Chief Executive Officer of Women First HealthCare, Inc. from January 1998 to May 2000. Mr. Hale served as President, Chief Executive Officer and Chairman of Gensia from May 1987 to November 1997. Prior to joining Gensia, Mr. Hale was President and Chief Executive Officer of Hybritech Inc. Mr. Hale serves as Chairman of the board of directors of the publicly-held specialty pharma company Santarus, Inc. He also serves as Chairman of the privately-held specialty pharma companies, SkinMedica, Inc., Neurelis, Inc. and Conatus Pharmaceuticals, Inc. Mr. Hale also serves on the boards of the Biotechnology Industry Organization (BIO), BIOCOM/San Diego, CONNECT, the Biotechnology Institute, Rady’s Children’s Hospital and The Burnham Institute. Mr. Hale received a B.A. in biology and chemistry from Jacksonville State University.

Paul K. Laikind, Ph.D. is one of our founders and has served on our Board of Directors since April 1997, was appointed Chairman of the Board and Chief Executive Officer in April 1998, and President and Secretary in June 1999. Dr. Laikind served as Chairman of the Board through September 2006 and as Chief Executive Officer, President and Secretary through December 2008. From 1986 to 1999, Dr. Laikind founded and was Vice President of Business Development and a director at Gensia, where he was responsible for establishing major research and development corporate partnerships with leading U.S. and European companies including Marion Merrell Dow, Sandoz, Boehringer Mannheim, Pfizer and Sankyo. While at Gensia, Dr. Laikind founded Viagene, Inc., a biotechnology company acquired by Chiron, Inc. in 1995. Dr. Laikind serves on the board of BIOCOM/San Diego, BIO Emerging Company Governing Board, and the San Diego American Liver Foundation. Dr. Laikind holds a Ph.D. in chemistry from the University of California at San Diego, or UCSD, and has served as a research faculty member at the UCSD School of Medicine.

Arnold L. Oronsky, Ph.D. has served on our Board of Directors since September 2000. Dr. Oronsky is a General Partner at InterWest Partners, a venture capital firm focusing on investments in life sciences and information technology. Dr. Oronsky joined InterWest Partners in a full-time capacity in 1994 after serving as a special limited partner since 1989. He also serves as a senior lecturer in the Department of Medicine at Johns Hopkins Medical School. From 1980 to 1993, Dr. Oronsky was Vice President for Discovery Research at the Lederle Laboratories division of American Cynamid Company, a pharmaceutical company. From 1973 to 1976, Dr. Oronsky was Head of Inflammation, Allergy and Immunology Research at Ciba-Geigy. From 1970 to 1972, he was an assistant professor at Harvard Medical School, where he also served as a research fellow from 1968 to 1970. Dr. Oronsky serves on the board of directors of the publicly-held biotechnology companies Anesiva Inc. and Dynavax Technologies Corporation. He holds a Ph.D. from Columbia University, College of Physicians and Surgeons and a B.S. degree from University College, New York University.

William R. Rohn has served on our Board of Directors since December 2004. From April 2005 until March 2006, Mr. Rohn served as interim Chief Executive Officer and from April 2005 until July 2008 Vice Chairman of the Board of Raven Biotechnologies, a private biotechnology company. In January 2005, Mr. Rohn retired from Biogen Idec Inc., where he had served as Chief Operating Officer since the merger of IDEC Pharmaceuticals Inc. and Biogen, Inc. in November 2003. Mr. Rohn joined IDEC in August 1993 as Senior Vice President, Commercial and Corporate Development, was appointed Senior Vice President, Commercial Operations in April 1996 and was promoted to Chief Operating Officer in May 1998 and President in January 2002. Prior to joining IDEC, Mr. Rohn was employed by Adria Laboratories from 1984 until 1993, most recently as Senior Vice President of Sales and Marketing. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn serves on the Board of Directors of Cerus Corporation, a publicly-held biotechnology company, and Elan Corporation plc, a publicly-held pharmaceutical company. Mr. Rohn received a B.A. in Marketing from Michigan State University.

George F. Schreiner, M.D., Ph.D. has served on our Board of Directors since June 2007. Dr. Schreiner was Chief Executive Officer and a director of Raven Biotechnologies, Inc., a privately-held biotechnology company, from May 2006 to July 2008. Prior to joining Raven Biotechnologies, he was President of Research and Development and Chief Scientific Officer at Scios Inc., a biopharmaceutical company and member of the Johnson & Johnson Family of Companies, from April 2003 to May 2006, and held the positions of Chief Scientific Officer, Chief Medical Officer and Senior Vice President of Research and Development of Scios from January 1997 to April 2003. Prior to joining Scios, Dr. Schreiner was Vice President, Medical Science and Preclinical Research at CV Therapeutics, Inc., a publicly-held biopharmaceutical company, from 1993 to January 1997. Dr. Schreiner received his M.D. from Harvard Medical School and his Ph.D. in Immunology from Harvard University. He trained in Internal Medicine and Nephrology at the Brigham and Women’s Hospital in Boston. He held joint appointments on the faculties of the Department of Medicine and Pathology at Harvard Medical School and the Washington University School of Medicine, where he received tenure.

Elizabeth Stoner, M.D. has served on our Board of Directors since April 2008. Dr. Stoner is a managing member of MPM Capital, a venture capital firm focusing on global healthcare investments. From 1985 to 2007, Dr. Stoner held various key executive roles while at Merck Research Laboratories, most recently as Senior Vice President for Global Clinical Development Operations. In that role, she was responsible for the Merck’s clinical development activity in over 40 countries, as well as the clinical development activities for Merck’s Japanese partner Banyu and the Merck/Schering-Plough Joint Venture for Zetia/Vytorin. Dr. Stoner’s other roles at Merck included Senior Vice President of Clinical Sciences and Product Development, Chair of the Cholesterol Development Committee and Vice President of Clinical Research for the Endocrine/Metabolism clinical research programs. In addition to her work in clinical research and development at Merck, Dr. Stoner maintained a medical practice from 1985 to 2006 as an Assistant Attending Physician of Pediatrics at New York Hospital. Prior to 1985, she was an Assistant Professor of Pediatrics at Cornell University Medical College. Dr. Stoner serves on the board of directors of publicly-held Momenta Pharmaceuticals, a biotechnology company specializing in the characterization and engineering of complex drugs. She is the recipient of numerous distinguished honors. Dr. Stoner has also authored over 50 publications as well as 13 U.S. patents. Dr. Stoner received a B.S. in Chemistry from Ottawa University, KS, an M.S. in Chemistry from the State University of New York at Stony Brook, and an M.D. from Albert Einstein College of Medicine.

Executive Officers

The following is biographical information for our executive officers other than Dr Erion, who is discussed above.

Name	Age	Position
Tran B. Nguyen, M.B.A.	35	Vice President, Chief Financial Officer, Secretary and Treasurer

Edgardo Baracchini, Ph.D., M.B.A.	49	Senior Vice President of Business Development

Barry Gumbiner, M.D.	53	Vice President of Clinical Development and Chief Medical Officer

Trisha M. Millican, C.P.A.	36	Corporate Controller and Principal Accounting Officer

Tran B. Nguyen, M.B.A., has served as our Vice President of Finance and Chief Financial Officer since March 2009. Mr. Nguyen has more than 10 years of global analytical finance experience through working on a variety of transactions, including mergers and acquisitions, initial public offerings and add-on equity, convertible and debt offerings. Prior to joining Metabasis, from May 2007 to January 2009, he was a part of the Healthcare Investment Banking group of Citigroup Global Markets Inc. as a Vice President, where he specialized in working with large-to-small capitalization biotechnology and specialty pharmaceutical companies. Prior to joining Citigroup Global Markets, Mr. Nguyen served as Vice President of the Healthcare Investment Banking group of Lehman Brothers Inc., from January 2006 to April 2007 and as an Associate from July 2004 to December 2005. Prior to joining Lehman Brothers, Mr. Nguyen held various analytical financial positions at private equity and investment banking companies including CP Group, Waterton Management LLC, Merrill Lynch & Co. and Merrill Lynch International. Mr. Nguyen holds an M.B.A. from The Anderson School of Management at UCLA, and a B.A. degree in economics and psychology from Claremont McKenna College.

Edgardo Baracchini, Ph.D., M.B.A. has served as our Vice President of Business Development since May 2002 and was promoted to our Senior Vice President of Business Development in April 2005. Dr. Baracchini has over 15 years of experience in structuring and negotiating research and development partnerships, mergers and acquisitions, and in-licensing arrangements. To date, Dr. Baracchini has negotiated more than 50 business transactions with multinational and Asian pharmaceutical firms, biotechnology companies and leading universities.

Prior to joining Metabasis, since 1999 Dr. Baracchini was an officer and Vice President of Business Development at Elitra Pharmaceuticals. From 1996 to 1999, Dr. Baracchini served as the Director of Business Development at Agouron Pharmaceuticals, and as Assistant Director of Business Development at Isis Pharmaceuticals from 1992 to 1996. Dr. Baracchini holds a Ph.D. in molecular and cell biology from the University of Texas at Dallas, an M.B.A. from the University of California, Irvine and a B.S. degree in microbiology from the University of Notre Dame.

Barry Gumbiner, M.D. has served as our Vice President of Clinical Development and Chief Medical Officer since November 2008 and as our Executive Director of Clinical Development since September 2006. Prior to joining Metabasis, Dr. Gumbiner served as an Associate Director and Director, Clinical Research, Metabolism at Merck & Co., Inc. from July 2000 to September 2006. Dr. Gumbiner received a B.A. degree from the University of California, Los Angeles, a medical degree from the University of Southern California School of Medicine, followed by residency in internal medicine at the Los Angeles County-University of Southern California Medical Center. He completed his fellowship in endocrinology at the University of California, San Diego School of Medicine after which he joined the faculty of the University of Rochester, School of Medicine and Dentistry as an Assistant Professor of Medicine. Subsequently, he joined the faculty at Indiana University School of Medicine as an Associate Professor of Medicine.

Trisha Millican. C.P.A. has served as our Corporate Controller since August 2006 and our Principal Accounting Officer since May 2008. Prior to joining us, from 2003 to 2006, Ms. Millican served as the controller of Discovery Partners International, Inc. (now Infinity Pharmaceuticals, Inc.), a publicly held biotechnology company. From 2000 to 2003, she held various financial management positions with Nanogen, Inc., a publicly held biotechnology company. Ms. Millican was also an auditor with Deloitte & Touche LLP. Ms. Millican holds a B.S. in Accountancy from the University of San Diego and is a certified public accountant in the state of California.

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange. The Audit Committee is currently composed of three directors: Mr. Burgess (Chairman), Mr. Hale and Dr. Oronsky. Our Board of Directors has determined that Mr. Burgess qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Burgess’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief executive officer and chief financial officer for public reporting companies.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Business Conduct and Ethics

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

Summary of Compensation

The following table sets forth in summary form information concerning the compensation that we paid during the years ended December 31, 2008 and 2007 to our Chief Executive Officer and our two other most highly compensated executive officers who earned more than $100,000 during the year ended December 31, 2008 and those individuals that would have been our two other most highly compensated executive officers had they been with us at December 31, 2008. We refer to these officers in this Form 10-K/A as the “Named Executive Officers.”

Summary Compensation Table

Named Executive Officer	Year	Salary (1)($)	Bonus (2)($)	Stock Awards (3)($)	Option Awards (4)($)	Non-Equity Incentive Plan Compensation (5)($)	All Other Compensation (6)($)	Total ($)
Mark D. Erion, Ph.D.	2008	348,343	50,000	—	246,476	—	—	644,819
President, Chief Executive Officer and Chief Scientific Officer	2007	325,000	—	36,162	526,554	111,267	—	998,983

Edgardo Baracchini, Ph.D., M.B.A.	2008	274,835	—	—	214,612	—	—	489,447
Senior Vice President of Business Development	2007	263,000	—	—	295,732	75,582	—	634,314

Barry Gumbiner	2008	241,002	—	—	105,910	—	—	346,912
Vice President of Clinical Development and Chief Medical Officer	2007	225,100	—	—	72,786	28,690	—	326,576

Paul K. Laikind, Ph.D. (7)	2008	380,186	—	—	363,306	—	546,995	1,290,487
Former President, Chief Executive Officer and Secretary	2007	379,000	—	39,060	695,604	154,632	—	1,268,296

Howard Foyt, M.D., Ph.D. (8)	2008	225,324	—	—	266,368	—	337,253	828,945
Former Vice President of Clinical Development and Chief Medical Officer	2007	240,300	—	—	128,310	71,582	—	440,192

(1)	The amounts shown represent base salaries on an annualized basis, with the exception of Dr. Foyt, whose 2008 salary reflects a pro-rata amount earned based on his termination of employment in November 2008. Dr. Erion’s base salary increased from $344,500 to $400,000 when he was promoted to President and Chief Executive Officer in December 2008, and Dr. Gumbiner’s base salary increased from $235,800 to $275,000 when he was promoted to Vice President of Clinical Development and Chief Medical Officer in November 2008.
(2)	The amount shown represents a discretionary payment of $50,000 made to Dr. Erion in connection with his promotion to President and Chief Executive Officer in December 2008.
(3)	The amounts shown are the compensation cost recognized by us in fiscal 2007 related to awards of restricted stock made in prior years that continued to vest during fiscal 2007, as permitted under Statement of Financial Accounting Standard No. 123R, or SFAS No. 123R. These awards were fully vested in fiscal 2007, therefore, no compensation cost was recognized by us in fiscal 2008. For a discussion of valuation assumptions, see Note 4, “Stock- Based Compensation,” to our Notes to Financial Statements included in the Form 10-K. In 2003, awards of 214,307 and 198,432 shares of previously vested common stock held by Drs. Laikind and Erion, respectively, were tendered to us on June 30, 2003 and subjected to a new monthly vesting schedule over a four-year period beginning on that date. These shares were tendered in part as repayment for outstanding principal and interest on loans we made to Drs. Laikind and Erion in connection with their purchase of our common stock in June 1999, the outstanding amount of which at June 30, 2003 was equal to $229,374 and $206,438, respectively.

(4)	The amounts shown are the compensation cost recognized by us in fiscal 2008 and 2007 related to awards of stock options made during fiscal 2008 and in prior years that continued to vest during fiscal 2008 and 2007, as prescribed under SFAS No. 123R. For a discussion of valuation assumptions, see Note 4, “Stock-Based Compensation,” to our Notes to Financial Statements included in the Form 10-K. The following table sets forth the compensation cost of each option award reported in this column, as calculated under SFAS No. 123R:

Named Executive Officer	Date of Option Award	No. of Shares of Stock Underlying Options(a)	Exercise Price ($)	Fiscal Year Compensation Cost ($)
				2008	2007
Mark D. Erion, Ph.D.	October 17, 2003	40,958	1.46	—	88,856
	March 19, 2006	75,000	9.03	111,259	118,238
	March 7, 2007	75,000	7.55	94,292	79,025
	April 2, 2008	90,000	2.10	25,232	—
	August 4, 2008	75,000	1.46	15,033	—
	December 11, 2008	150,000	0.45	660	—

Edgardo Baracchini, Ph.D., M.B.A.	October 17, 2003	27,995	1.46	—	60,742
	March 4, 2004	9,876	1.46	4,477	26,863
	May 19, 2004	27,305	1.46	28,018	74,715
	May 18, 2005	13,653	2.65	5,589	5,485
	December 9, 2005	4,368	6.88	5,120	5,033
	March 19, 2006	37,300	9.03	54,608	58,703
	March 7, 2007	60,000	7.55	75,729	64,191
	April 2, 2008	75,000	2.10	21,026	—
	August 4, 2008	100,000	1.46	20,045	—

Barry Gumbiner, M.D.	September 29, 2006	50,000	5.85	46,664	46,728
	March 21, 2007	27,875	7.24	33,514	26,058
	February 1, 2008	27,875	2.46	11,258	—
	February 1, 2008	11,708	2.46	9,382	—
	April 1, 2008	5,575	2.12	1,583	—
	August 1, 2008	17,290	1.35	3,268	—
	November 12, 2008	15,000	0.67	241	—

Paul K. Laikind, Ph.D.	October 17, 2003	61,437	1.46	—	133,283
	March 19, 2006	125,000	9.03	187,112	197,282
	March 7, 2007	100,000	7.55	125,730	105,139
	April 2, 2008	180,000	2.10	50,464	—

Howard Foyt, M.D., Ph.D.	January 23, 2006	62,806	9.00	167,193	99,989
	March 7, 2007	29,400	7.24	63,972	28,321
	April 2, 2008	40,000	2.10	23,742	—
	August 4, 2008	18,568	1.46	11,461	—
_____________
(a)	As described in Note 14, “Subsequent Events,” to our Notes to Financial Statements included in the Form 10-K, on January 29, 2009, we completed an offer to exchange certain outstanding options to purchase shares of our common stock that were originally granted under our 2001 EIP and that had an exercise price that was equal to or greater than $1.50 per share, for replacement options to purchase shares of our common stock at an exercise price of $1.00 per share. We refer to this as the Option Exchange. Subject to the participant’s continued service with us, 25% of the shares underlying the replacement options vest six months after the date of grant of the replacement options and the remaining 75% of the shares vest in equal monthly installments beginning on the date of grant of the replacement options so that the replacement options will be vested in full three years from the grant date of the replacement options. The Named Executive Officers participated in the Option Exchange as follows: (i) Dr. Erion exchanged 240,000 options shown above for 240,000 replacement options; (ii) Dr. Baracchini exchanged 190,321 options shown above for 190,321 replacement options; and (iii) Dr. Gumbiner exchanged 123,033 options shown above for 123,033 replacement options. The amounts shown in the table above are as of December 31, 2008, and therefore, do not reflect the Option Exchange.

(5)	These amounts represent bonuses earned during the fiscal year under our Management Incentive Plan. Annual bonuses earned during a fiscal year are paid in the first half of the subsequent fiscal year. The Compensation Committee determined no bonuses will be paid under the Management Incentive Plan for the 2008 fiscal year.

(6)	In accordance with the rules of the SEC, the compensation described in this table does not include various perquisites and other benefits received by a Named Executive Officer which do not exceed $10,000 in the aggregate. For Dr. Laikind, the amount shown includes $537,403 of severance earned in connection with his termination of employment in December 2008, $3,875 in car allowance payments, $4,747 in contributions by us to Dr. Laikind’s 401(k) plan and $990 in term life insurance premiums. For Dr. Gumbiner, the amount shown includes $8,944 in relocation costs and $22,402 related to a tax gross-up payment. For Dr. Foyt, the amount shown includes $331,571 in severance earned in connection with his termination of employment in November 2008, $4,774 in contributions by us to Dr. Foyt’s 401(k) plan and $908 in term life insurance premiums.
(7)	Dr. Laikind’s employment with us terminated in December 2008.
(8)	Dr. Foyt’s employment with us terminated in November 2008.

Employment, Severance and Change of Control Agreements

Offer Letters

We have entered into offer letters with the following executive officers setting forth their respective base salary, bonus eligibility and other employment benefits: Mr. Nguyen and Drs. Baracchini and Gumbiner. We have not entered into an offer letter with Dr. Erion. Each executive officer’s employment is on an “at-will” basis and can be terminated by us or the officer at any time, for any reason and with or without notice, subject where applicable to the severance agreements described in Severance Agreements.

Proprietary Information and Inventions Agreements

Each executive officer has also entered into a standard form agreement with respect to proprietary information and inventions. Among other things, this agreement obligates the officer to refrain from disclosing any of our confidential information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment.

Severance Agreements

Given the early stage of our company, the risk profile of the industry sector we participate in and the range of strategic initiatives we may explore, we believe that reasonable severance benefits should be provided to certain of our executive officers. We believe severance programs should reflect the fact that it may be difficult for our officers and key employees to find comparable employment within a short amount of time in the event of termination for good reason, without cause or in connection with a restructuring or reduction in force, all of which are generally beyond the control of a terminated employee and terminations that under different circumstances may not have occurred. The severance programs are intended to ease the consequences to an employee of an unexpected termination of employment. Metabasis benefits by requiring a general release from terminated employees that are entitled to severance benefits. Option acceleration upon terminations in connection with a change in control is intended to mitigate the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect stockholder interests by enhancing employee focus during rumored or actual change in control activity through incentives to remain with Metabasis despite uncertainties while a transaction is under consideration or pending, assurance of severance and benefits for terminated employees and access to the equity component of total compensation after a change in control. Currently, our executive officers and certain key employees maintain such agreements. All of the agreements provide for a varying combination of cash, continued insurance benefits, outplacement services and acceleration of vesting on outstanding stock option awards.

The agreements we maintain with certain of our executive officers provide for the following compensation in the event of termination for reasons other than cause:

•	Cash severance equal to 12 months salary plus a cash payment equal to the average of the prior three years’ bonus payments,

•	Accelerated vesting of 12 additional months of all unvested stock options and shares of restricted stock,

•

Continued group disability insurance, group life insurance and group health benefits for a period of up to 12 months with the option to convert the group disability and group life insurance policies into individual polices, and

•	Outplacement services for up to six months.

In addition, total severance compensation due to the officer may be adjusted downward to ensure the best after-tax benefit to the officer if any portion of the benefits paid would be nondeductible under section 280G of the Internal Revenue Code. In the event of a termination for reasons other than cause or as a result of a restructuring or reduction in force, or resignation for good reason, within 12 months following a change in control, the officers will be entitled to an acceleration of vesting of all unvested stock options and shares of restricted stock.

Good reason is generally defined within these agreements as the occurrence of any of the following events: demotion or significant reduction in responsibilities; reduction in total compensation outside of a company-wide compensation reduction; or relocation of principal place of work by a distance of 50 miles or more. Cause is generally defined within these agreements as the occurrence of any of the following events: significant or continuing failure to perform employment duties; gross misconduct or fraud; or conviction of, or plea of “guilty” or “no contest” to, a non-vehicular felony.

Outstanding Equity Awards at Year-End

The following table provides information regarding all outstanding equity awards held by each of our Named Executive Officers as of December 31, 2008. Options listed in the table permit early exercise of unvested shares, in which case all unvested shares are subject to repurchase by us. There were no outstanding unvested stock awards held by our Named Executive Officers as of December 31, 2008.

	Option Awards(1)(2)
Named Executive Officer	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark D. Erion, Ph.D.	40,958	—	1.46	October 16, 2013
	75,000	23,438	9.03	March 19, 2016
	75,000	42,188	7.55	March 7, 2017
	—	90,000	2.10	April 2, 2018
	12,500	62,500	1.46	August 4, 2018
	—	150,000	0.45	December 11, 2018

Edgardo Baracchini, Ph.D., M.B.A.	36,437	—	1.46	July 22, 2012
	27,995	—	1.46	October 16, 2013
	9,876	—	1.46	March 3, 2014
	27,305	—	1.46	May 18, 2014
	13,653	284	2.65	May 18, 2015
	4,368	819	6.88	December 9, 2015
	37,300	11,657	9.03	March 19, 2016
	60,000	33,750	7.55	March 7, 2017
	—	75,000	2.10	April 2, 2018
	16,667	83,333	1.46	August 4, 2018

Barry Gumbiner, M.D.	50,000	21,876	5.85	September 29, 2016
	27,875	15,680	7.24	March 21, 2017
	—	27,875	2.46	February 1, 2018
	—	11,708	2.46	February 1, 2018
	—	5,575	2.12	April 1, 2018
	2,882	14,408	1.35	August 1, 2018
	—	15,000	0.67	November 12, 2018

Paul K. Laikind, Ph.D.	61,437	—	1.46	October 16, 2013
	125,000	10,417	9.03	March 19, 2016
	100,000	31,250	7.55	March 7, 2017
	75,000	105,000	2.10	April 2, 2018

Howard Foyt, M.D., Ph.D.	58,881	—	9.00	February 12, 2009
	18,987	—	7.24	February 12, 2009
	15,833	—	2.10	February 12, 2009
	11,605	—	1.46	February 12, 2009

(1)

Each of the option awards vest over four years as follows: 1/4th  of the shares vest upon the first anniversary of the grant date and 1/48th vest monthly thereafter, except for option awards expiring on August 1, 2018 and August 4, 2018, which vest monthly over two years, and Dr. Gumbiner’s option award of 11,708 shares expiring on February 1, 2018, 100% of which vests upon the second anniversary of the grant date.

(2)	As described in Note 14, “Subsequent Events,” to our Notes to Financial Statements included in the Form 10-K, on January 29, 2009, we completed an offer to exchange certain outstanding options to purchase shares of our common stock that were originally granted under our 2001 EIP and that had an exercise price that was equal to or greater than $1.50 per share, for replacement options to purchase shares of our common stock at an exercise price of $1.00 per share. We refer to this as the Option Exchange. Subject to the participant’s continued service with us, 25% of the shares underlying the replacement options vest six months after the date of grant of the replacement options and the remaining 75% of the shares vest in equal monthly installments beginning on the date of grant of the replacement options so that the replacement options will be vested in full three years from the grant date of the replacement options. The Named Executive Officers participated in the Option Exchange as follows: (i) Dr. Erion exchanged 240,000 options shown above for 240,000 replacement options; (ii) Dr. Baracchini exchanged 190,321 options shown above for 190,321 replacement options; and (iii) Dr. Gumbiner exchanged 123,033 options shown above for 123,033 replacement options. The amounts shown in the table above are as of December 31, 2008, and therefore, do not reflect the Option Exchange.

Compensation of Directors

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the fiscal year ended December 31, 2008 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)
David F. Hale, Chairman	147,457	206,439	353,896

Daniel D. Burgess, M.B.A.	40,000	27,726	67,726

Arnold L. Oronsky, Ph.D.	35,750	27,726	63,476

William R. Rohn	36,750	27,726	64,476

Luke B. Evnin, Ph.D.	29,250	27,726	56,976

George F. Schreiner, M.D., Ph.D.	29,500	40,299	69,799

Elizabeth Stoner, M.D.	20,333	8,120	28,453

(1)	The amounts shown are the compensation cost recognized by us in 2008 related to grants of stock options made during 2008 and in prior years that continued to vest during fiscal 2008, as prescribed under SFAS No. 123R. For a discussion of valuation assumptions, see Note 4, “Stock-Based Compensation,” to our Notes to Financial Statements included in the Form 10-K.
(2)	The following table sets forth the aggregate number of shares subject to option awards as of December 31, 2008.

Name	Date of Option Awards		Number of Shares of Stock Underlying Options(#)	Exercise Price of Option Awards($)
David F. Hale, Chairman	November 7, 2006	(+)	100,000	7.61
	June 1, 2007		10,000	8.04
	June 10, 2008		10,000	1.79
	December 11, 2008	(+)	150,000	0.45

	Total as of December 31, 2008		270,000

Daniel D. Burgess, M.B.A.	March 30, 2004		6,584	1.46
	June 1, 2007		10,000	8.04
	June 10, 2008		10,000	1.79

	Total as of December 31, 2008		26,584

Arnold L. Oronsky, Ph.D.	June 1, 2007		10,000	8.04
	June 10, 2008		10,000	1.79

	Total as of December 31, 2008		20,000

William R. Rohn	June 1, 2007		10,000	8.04
	June 10, 2008		10,000	1.79

	Total as of December 31, 2008		20,000

Luke B. Evnin, Ph.D.	June 1, 2007		10,000	8.04
	June 10, 2008		10,000	1.79

	Total as of December 31, 2008		20,000

George F. Schreiner, M.D., Ph.D.	June 1, 2007		20,000	8.04
	June 10, 2008		10,000	1.79

			30,000

Elizabeth Stoner, M.D.	April 23, 2008		20,000	2.41
	December 11, 2008	(*)	10,000	0.45

	Total as of December 31, 2008		30,000

(+)	In November 2006 in connection with Mr. Hale’s appointment as Chairman of the Board, he received an option to purchase 100,000 shares of our common stock under our 2001 Amended and Restated Equity Incentive Plan, or the 2001 EIP. This option vests monthly in equal increments over a 36 month period for so long as Mr. Hale continues to serve as Chairman and does not accept employment with any other company or organization which the Board determines is inconsistent with his duties as Chairman. In December 2008 in connection with Mr. Hale’s continued service as our Chairman of the Board, he received an option to purchase 150,000 shares of our common stock under our 2001 EIP. This option vests monthly in equal increments over a 36 month period.
(*)

In December 2008 in connection with Dr. Stoner’s appointment to our scientific advisory board, she received an option to purchase 10,000 shares of our common stock under our 2001 EIP. This option award vests over four years as follows: 1/4th of the shares vest upon the first anniversary of the grant date and 1/48th vest monthly thereafter.

Each of our non-employee directors receives cash compensation in the form of an annual retainer of $20,000, plus $10,000 for the Chair of the Audit Committee, $5,000 for the Chair of the Compensation Committee and $2,500 for the Chair of the Nominating and Corporate Governance Committee. Mr. Hale receives an additional annual retainer of $200,000 for his services as Chairman of the Board. Each non-employee director also receives $1,500 for each in-person Board of Directors meeting attended and $500 for each telephonic Board of Directors meeting attended. In addition, committee members will receive $750 for each in-person committee meeting attended and $500 for each telephonic committee meeting attended. We also reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of the Board.

Each of our non-employee directors receives stock option grants under our 2004 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan. Only our non-employee directors or an affiliate of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended by us not to qualify as incentive stock options under the Internal Revenue Code.

Option grants under the Directors’ Plan are non-discretionary. Any person who becomes a non-employee director automatically receives an option to purchase 20,000 shares of common stock upon his or her election. In addition, any person who is a non-employee director on the date of each annual meeting of our stockholders will be automatically granted, on the annual meeting date, an option to purchase 10,000 shares of common stock. However, the size of this annual grant made to a non-employee director who has served for less than 12 months at the time of the annual meeting will be reduced by 25% for each full quarter prior to the date of grant during which such person did not serve as a non-employee director. No other stock options may be granted at any time under the Directors’ Plan. In December 2008, Mr. Hale received a discretionary option of 150,000 shares under the 2001 EIP which vests ratably over 36 months.

Unless the terms of an optionholder’s stock option agreement provide for earlier termination, if an optionholder’s service relationship with us, or any affiliate of ours, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options up to 12 months, or 18 months in the event of death, after the date such service relationship ends. If an optionholder’s service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options up to three months from cessation of service, unless the terms of the stock option agreement provide for earlier or later termination.

In the event of certain corporate transactions, any or all outstanding options under the Directors’ Plan may be assumed or substituted for by any surviving entity. If the surviving entity elects not to assume or substitute for all such options, the vesting provisions of the options not assumed or substituted for and held by participants whose continuous service has not terminated will be accelerated and such options will be terminated if not exercised prior to the effective date of the corporate transaction. In the event of a change in our control, the vesting provisions of all outstanding options under the Directors’ Plan will be accelerated and such options will be terminated if not exercised prior to 12 months after the effective date of the change in our control.

The exercise price of stock options granted under the Directors’ Plan is equal to 100% of the fair market value of the common stock on the date of grant. Fair market value under the Directors’ Plan is defined as the closing price of our common stock on the date of grant (or if the date of grant is not a trading day, then the closing price on the trading day immediately prior to the date of grant). Initial grants (i.e., those made upon a non-employee director’s election to our Board of Directors) vest at the rate of 1/36th each month after the date of grant. Annual grants vest at the rate of 1/12th each month after the date of grant. In general, the term of stock options granted under the Directors’ Plan may not exceed ten years.

Acceptable consideration for the purchase of common stock issued under the Directors’ Plan may include cash or check, common stock previously owned by the optionholder or a program developed under Regulation T as promulgated by the Federal Reserve Board. Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution. An optionholder may transfer an option with our written consent provided a Form S-8 registration statement is available for the exercise of the option and the subsequent resale of the shares. However, an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Dr. Oronsky and Messrs. Hale and Rohn. No director who served as a member of the Compensation Committee during fiscal 2008 has ever been an officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of February 15, 2009 by: (i) each of our directors and nominees for director, (ii) each of our executive officers named in our Summary Compensation Table, including two former executive officers, (iii) all of our directors and executive officers as a group, including two former executive officers, and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 35,152,359 shares outstanding on February 15, 2009, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on April 16, 2009, which is 60 days after February 15, 2009. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
MPM Capital L.P. and its affiliates(2)	4,885,263	13.9%
200 Clarendon Street, 54th Floor
Boston, Massachusetts 02116

Wellington Management Company, L.L.P(3)	4,550,664	13.0%
75 State Street
Boston, Massachusetts 02109

InterWest Management Partners VII, LLC and its affiliates(4)	4,272,362	12.0%
2710 Sand Hill Road, Second Floor
Menlo Park, California 94025

Credit Suisse(5)	3,946,307	11.2%
Eleven Madison Avenue
New York, New York 10010

Biotechnology Value Fund and its affiliates(6)	2,471,600	7.0%
900 North Michigan Avenue, Suite 1100
Chicago, Illinois, 60611

Felix J. Baker, Julian C. Baker and their affiliates(7)	2,361,992	6.7%
667 Madison Avenue
New York, NY 10065

Sicor Inc.	2,231,296	6.4%
1090 Horshem Road
North Wales, Pennsylvania 19454

Luke B. Evnin, Ph.D.(2)(8)	4,943,596	14.0%

Arnold L. Oronsky, Ph.D.(4)(9)	4,330,695	12.2%

Paul K. Laikind, Ph.D.(10)	1,173,657	3.3%

Mark D. Erion, Ph.D.(11)(21)	744,924	2.1%

David F. Hale(12)	239,653	*

Edgardo Baracchini, Ph.D., M.B.A.(13)(21)	188,704	*

Daniel D. Burgess, M.B.A.(14)	58,333	*

William R. Rohn(15)	50,833	*

George F. Schreiner, M.D., Ph.D.(16)	20,555	*

Barry Gumbiner, M.D.(17)(21)	17,781	*

Elizabeth Stoner, M.D. (18)	8,403	*

Howard Foyt, M.D., Ph.D. (19)	6,475	*

All directors and officers as a group (12 persons)(20)(21)	11,783,609	32.2%

*	Less than one percent.

(1)	Except as otherwise noted above, the address for each person or entity listed in the table is c/o Metabasis Therapeutics, Inc., 11119 North Torrey Pines Road, La Jolla, CA 92037.
(2)	Based solely upon information provided to Metabasis by MPM Capital L.P. in March 2009. Includes 357,666 shares held by MPM BioVentures II, L.P., 3,241,318 shares held by MPM BioVentures II-QP, L.P., 1,141,113 shares held by MPM BioVentures GmbH & Co. Parallel- Beteiligungs KG and 74,628 shares held by MPM Asset Management Investors 2000B LLC. Also includes 70,538 shares MPM BioVentures II, L.P., MPM BioVentures II-QP, L.P., MPM BioVentures GmbH & Co. Parallel- Beteiligungs KG and MPM Asset Management Investors 2000 B LLC have the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of warrants. MPM Capital L.P. is a direct or indirect parent and/or control person of MPM Asset Management II LLC, funds managed or advised by it (including MPM BioVentures II, L.P., MPM BioVentures II-QP, L.P., MPM BioVentures GmbH & Co. Parallel-Beteiligungs KG, and MPM Asset Management Investors 2000B LLC) and the general partners of such funds, and may be deemed to beneficially hold the securities owned by such entities. Dr. Evnin may be deemed to be a control person of MPM Capital L.P. as a result of his interest in Medical Portfolio Management LLC, the general partner of MPM Capital L.P. Dr. Evnin disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities.
(3)	Based solely upon information contained in the Schedule 13G filed with the SEC on February 17, 2009. Includes 4,550,664 shares held by Wellington Management Company, LLP of which 3,747,064 shares are subject to shared voting power and 4,550,664 shares are subject to shared dispositive power.
(4)	Based solely upon information provided to Metabasis by Interwest Partners in March 2009. Includes 3,717,282 shares held by InterWest Partners VII, L.P., 177,970 shares held by InterWest Investors VII, L.P. and 50,000 shares held by Harvey B. Cash, a managing director of InterWest Management Partners VII, LLC, the general partner of InterWest Partners VII, L.P. and InterWest Investors VII, L.P. Also includes 327,110 shares InterWest Partners VII, L.P. and InterWest Investors VII, L.P. have the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of warrants. Dr. Oronsky is a managing director of InterWest Management Partners VII, LLC. Dr. Oronsky disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities. Harvey B. Cash maintains sole voting power of the 50,000 shares held by him.
(5)	Based upon information contained in the Schedule 13G filed with the SEC on February 18, 2009. Includes 3,863,423 shares held by Sprout Capital IX, L.P., DLJ Capital Corporation, Sprout IX Plan Investors, L.P., Sprout Entrepreneurs Fund, L.P. and Credit Suisse Securities USA, L.L.C. Includes 82,884 shares Sprout Capital IX, L.P. and its affiliates have the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of warrants.
(6)	Based solely upon information contained in the Schedule 13G filed with the SEC on February 13, 2009. Includes 1,301,000 shares held by BVF Investments, L.L.C., 525,500 shares held by Biotechnology Value Fund, L.P., 363,000 shares held by Biotechnology Value Fund II, L.P. and 134,000 shares held by Investment 10, L.L.C. Also includes 149,100 shares BVF Investments, L.L.C., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Investment 10, L.L.C. have the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of warrants.
(7)	Based solely upon information contained in the Schedule 13G filed with the SEC on February 17, 2009. Includes 2,250,318 shares held by Baker Brothers Life Sciences, L.P., 667, L.P., Baker Bros. Investments II, L.P., FBB Associates, 14159, L.P. and Baker Tisch Investments, L.P. Also includes 111,674 Felix J. Baker and Julian C. Baker and their affiliates have the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of warrants. Felix J. Baker and Julian C. Baker maintain shared voting and dispositive power over the shares.
(8)	Includes 58,333 shares that Dr. Evnin has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options.
(9)	Includes 58,333 shares that Dr. Oronsky has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options.
(10)	Dr. Laikind’s employment with us terminated in December 2008. Includes 466,437 shares that Dr. Laikind has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options, 41,667 of which would be initially unvested and subject to a right of repurchase by us as of April 16, 2009 that would lapse over the vesting schedule. Also includes 3,662 shares purchased through participation in our 2004 Employee Stock Purchase Plan, or the 2004 ESPP.

(11)	Includes 517,408 shares held by the Erion Family Trust, 49,382 shares held by each of the Mark Erion 2002 Grantor Retained Annuity Trust and the Sonja Erion 2002 Grantor Retained Annuity Trust, and 15,089 shares held by each of the Derek Mark Erion 2003 Irrevocable Trust, the Renske Marie Erion 2003 Irrevocable Trust and the Karel Arnt Erion 2003 Irrevocable Trust. Also includes 75,958 shares that Dr. Erion has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options. Also includes 7,527 shares purchased through participation in the 2004 ESPP.
(12)	Includes 47,226 shares held by the Hale Family Trust dated February 10, 1986 and 13,111 shares held by Hale BioPharma Ventures, L.L.C. Also includes 3,000 shares Hale BioPharma Ventures, L.L.C. has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of warrants. Also includes 176,316 shares that Mr. Hale has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options, 13,889 of which would be initially unvested and subject to a right of repurchase by us as of April 16, 2009 that would lapse over the vesting schedule.
(13)	Includes 39,750 shares held by the Edgardo and Suzanne Baracchini Living Trust Dated, April 22, 1998. Also includes 3,039 shares held by the Gabriella Baracchini Irrev. Trust and 3,038 shares held by the Alexander Baracchini Irrev. Trust. Also includes 142,877 shares that Dr. Baracchini has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options.
(14)	Represents 58,333 shares that Mr. Burgess has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options.
(15)	Represents 50,833 shares that Mr. Rohn has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options.
(16)	Represents 20,555 shares that Dr. Schreiner has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options.
(17)	Includes 6,891 shares Dr. Gumbiner purchased through participation in the 2004 ESPP. Also includes 10,890 shares that Dr. Gumbiner has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options.
(18)	Represents 8,403 shares that Dr. Stoner has the right to acquire from us within 60 days of February 15, 2009 pursuant to the exercise of stock options.
(19)	Dr. Foyt’s employment with us terminated in November 2008.
(20)	Includes 1,127,268 shares pursuant to the exercise of stock options within 60 days of February 15, 2009, 55,556 of which would be initially unvested and subject to a right of repurchase by us as of April 16, 2009 that would lapse over the vesting schedule, and 400,648 shares pursuant to the exercise of warrants within 60 days of February 15, 2009.
(21)	Amounts give effect to options exchanged under our offer to exchange stock options, or the Option Exchange, completed by us in January 2009. For a discussion of the Option Exchange, see Note 14, “Subsequent Events,” to our Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2008, with respect to all of our equity compensation plans in effect on that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	7,770,890	$4.06	1,535,104
Equity compensation plans not approved by stockholders(2)	—	—	—
Total	7,770,890	$4.06	1,535,104

(1)	Includes our Amended and Restated 2001 Equity Incentive Plan, the Directors’ Plan and the 2004 ESPP. 1,005,533 shares under column (c) are attributable to our 2004 Employee Stock Purchase Plan.
(2)	As of December 31, 2008, we did not have any equity compensation plans that were not approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and procedures with respect to related party transactions

Our Related-Person Transactions Policy sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Metabasis and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or in a similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of Metabasis, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related- person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to Metabasis of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to Metabasis, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve or ratify a related- person transaction, the Audit Committee look at, in light of known circumstances, whether the transaction is, or is not inconsistent with, the best interests of Metabasis and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Certain Relationships and Related Transactions

Our bylaws provide that we will indemnify our directors and executive officers, and may indemnify other officers, employees and other agents, to the fullest extent permitted by law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our amended and restated bylaws permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance.

We have entered, and intend to continue to enter, into indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.

Director Independence

As required under the Nasdaq Stock Market listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board. Our Board of Directors consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Metabasis, our senior management and our independent auditors, our Board of Directors affirmatively has determined that all of our current directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Dr. Laikind, our former Chief Executive Officer, President and Secretary, and Dr. Erion, our President, Chief Executive Officer and Chief Scientific Officer. In making this determination, the Board found that except for Drs. Laikind and Erion, no such director or nominee for director has a material or other disqualifying relationship with Metabasis.

As required under applicable Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our Board of Directors are comprised entirely of directors determined by the Board to be independent within the meaning of the applicable Nasdaq listing standards and free of any relationship that would impair his or her individual exercise of independent judgment with regard to Metabasis.

Item 14.	Principal Accountant Fees and Services

In connection with the audit of our 2008 financial statements, our Audit Committee entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP has performed audit services for Metabasis. That agreement is subject to alternative dispute resolution procedures.

The following table provides information regarding the aggregate fees billed to us by Ernst & Young LLP for the fiscal years ended December 31, 2008 and 2007. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2008	2007
Audit Fees(1)	$335,505	$327,500
Audit-related Fees(2)	12,500	2,300
Tax Fees(3)	68,500	18,150
All Other Fees	—	—

Total Fees	$416,505	$347,950

(1)	Represents fees for services rendered for the audit and/or reviews of our financial statements, including compliance with the Sarbanes-Oxley Act of 2002. Also includes fees for services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings (e.g., comfort letters and consents), and assistance in responding to SEC comment letters.
(2)	Represents fees for accounting and advisory services in connection with the adoption of newly issued accounting pronouncements and consultations on other technical accounting matters.
(3)	Represents fees for preparation of federal, state and local income tax returns and related schedules and calculations, as well as general consultation regarding federal and state income tax matters, employment tax matters and sales and use tax matters. Fees for 2008 also include the cost of an Internal Revenue Code 382 and 383 tax study.

Pre-Approval Policies and Procedures

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by our independent auditors are, or may be, pre-approved.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

METABASIS THERAPEUTICS, INC.

	By:	/s/ MARK D. ERION
Dated: April 30, 2009		Mark D. Erion, Ph.D. President, Chief Executive Officer and Chief Scientific Officer

PART IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.