Form 10-Q
period 2009-03-31
METABASIS THERAPEUTICS INC
filed 2009-05-15
CIK 1053221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 10, 2009 was 35,152,359.

METABASIS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.

Balance Sheets

(In thousands, except par value data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,768	$12,599
Securities available-for-sale	—	9,000
Prepaids and other current assets	1,018	1,091

Total current assets	12,786	22,690
Property and equipment, net	4,052	4,779
Other assets	249	273

Total assets	$17,087	$27,742

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$235	$93
Accrued compensation	2,310	2,439
Accrued liabilities	1,248	1,798
Deferred revenue, current portion	4,800	5,652
Current portion of long-term debt	7,791	3,890
Current portion of capital lease obligations	47	26

Total current liabilities	16,431	13,898
Deferred revenue, net of current portion	1,461	2,499
Deferred rent	3,194	3,079
Long-term debt	—	4,658
Capital lease obligations, net of current portion	—	27
Other long-term liabilities	—	200

Total liabilities	21,086	24,361
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at March 31, 2009 and December 31, 2008, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at March 31, 2009 and December 31, 2008; 35,152 shares issued and outstanding at March 31, 2009 and December 31, 2008	35	35
Additional paid-in capital	196,533	195,640
Accumulated deficit	(200,567)	(192,326)
Accumulated other comprehensive income	—	32

Total stockholders’ (deficit) equity	(3,999)	3,381

Total liabilities and stockholders’ equity	$17,087	$27,742

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
License fees	$1,089	$417
Sponsored research	800	525

Total revenues	1,889	942
Operating expenses:
Research and development	7,416	9,745
General and administrative	2,523	2,519

Total operating expenses	9,939	12,264

Loss from operations	(8,050)	(11,322)
Other income (expense):
Interest income	38	398
Interest expense	(229)	(176)

Total other (expense) income	(191)	222
Net loss	$(8,241)	$(11,100)

Basic and diluted net loss per share	$(0.23)	$(0.36)

Shares used to compute basic and diluted net loss per share	35,152	30,758

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(8,241)	$(11,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	893	983
Depreciation and amortization	487	528
Deferred rent	115	133
Amortization of discount and premium on securities available-for-sale	(32)	(199)
Loss on disposal or abandonment of assets	261	—
Realized gain on securities available-for-sale	—	(7)
Change in operating assets and liabilities:
Other current assets	52	(17)
Other assets	24	(7)
Deferred revenue	(1,890)	(468)
Accounts payable	142	(477)
Accrued compensation and other liabilities	(679)	133

Net cash flows used in operating activities	(8,868)	(10,498)
Investing activities
Purchases of securities available-for-sale	—	(2,213)
Sales/maturities of securities available-for-sale	9,000	14,493
Purchases of property and equipment	—	(260)

Net cash flows provided by investing activities	9,000	12,020
Financing activities
Issuance of common stock, net	—	7
Principal payments on debt and capital lease obligations	(963)	(529)
Proceeds received from debt	—	5,000

Net cash flows (used in) provided by financing activities	(963)	4,478

(Decrease) Increase in cash and cash equivalents	(831)	6,000
Cash and cash equivalents at beginning of year	12,599	14,141

Cash and cash equivalents at end of period	$11,768	$20,141

Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale	$(32)	$3

Fair value of warrants related to loan and security agreement	$—	$220

Accrued debt issuance costs	$—	$210

See accompanying notes.

Metabasis Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, see the financial statements and notes thereto for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the SEC.

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

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings, an initial public offering, private placements of common stock, a registered direct offering of common stock, proceeds from business collaborations and other traditional debt financings. Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company incurs additional costs and expenses related to the continued development of its products. The Company’s working capital will not be sufficient to fund its operations through December 31, 2009 without additional sources of cash. The Company’s current financial resources will support its on-going planned operating expenses into July 2009. The Company intends to raise additional resources through undertaking a financing to fund its operations beyond July 2009 and through the Phase 2 clinical trial on MB07811, its product candidate for treating hyperlipidemia. In the event the Company is unsuccessful in the near-term in its efforts to raise capital through undertaking a financing transaction, it will be required to pursue other strategic alternatives which may include a further reduction of its operating expenses, or the sale of some or all of its assets to another company, and/or cease operations entirely. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, except for the reclassification of the Company’s long-term debt arrangements with Oxford Corporation (“Oxford”) (refer to Note 3). The financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Debt

In March 2008, the Company entered into a Loan and Security Agreement (“Agreement”) with Oxford , pursuant to which Oxford provided the Company with a three-year, $5.0 million term loan. The Company is using the proceeds from the loan for general working capital purposes. Interest accrues at an annual rate of 9.83%, with six interest-only monthly payments, made in arrears, which began in May 2008, followed by 30 equal monthly payments of principal and interest, which began in November 2008. The Company paid a facility fee of $50,000 upon signing of the term sheet and is required to pay an additional fee of 4% of the term loan amount, or $200,000, at the end of the three year term. The Company has the option to prepay the outstanding balance of the term loan in full, subject to a prepayment fee. The loan is collateralized by the general assets of the Company, excluding intellectual property. There are no financial covenants under the terms of this Agreement. The Company is required to comply with certain reporting covenants that notify the lender of any events of default, material changes to the original representations and warranties made in connection with the Agreement, notification of any liens or legal claims made against the Company and compliance with regulatory financial reporting requirements on a quarterly basis.

In addition, the Company’s outstanding debt and equipment loan agreements with Oxford contain events of default that may be triggered by a material adverse change, which is defined in the agreements as any material adverse change in the general affairs, senior management, results of operations, or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, that is likely to impair the ability of the Company to repay any portion of the obligations or a material impairment in the value or priority of the lender’s security interest in the collateral. The Company currently has sufficient working capital to fund its operations into July 2009 without additional sources of cash. In the event the Company is not successful in securing additional sources of cash in the near-term, Oxford may claim that a material adverse change has occurred under the debt or equipment loan agreements, and Oxford could demand immediate repayment of the balances outstanding under the agreements. In the event the Company becomes in default of the loan agreement, Oxford has the right under a control agreement to assume control over the Company’s bank accounts, which include its operating and short-term investment accounts.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 86-30, Classification of Obligations When a Violation is Waived by the Creditor, where a borrower is in violation of a covenant under the terms of a debt agreement at the balance sheet date or received a waiver for non-compliance and it is probable that the borrower will not be able to cure the event of non-compliance within the near-term, the borrower is required to classify such debt as a current liability. The Company may not be able to obtain sufficient capital to remedy any future event of default that may be triggered by a material adverse change under the Agreement or under other terms of the Agreement. Given the current financial position of the Company and the subjective nature of various terms within the debt and equipment loan agreements with Oxford, the Company has determined that it is probable that an event of default may be triggered in the near term. As such, the Company has reclassified the long-term portion of its obligations as current liabilities within its balance sheet at March 31, 2009.

As of March 31, 2009, the Company’s cash and cash equivalents totaled $11.8 million. The outstanding principal balance of the Agreement with Oxford totaled $4.3 million at March 31, 2009. In the event of default, the Company would be required to pay its outstanding principal balance, accrued and unpaid interest charges, a prepayment penalty of 6% of the then outstanding principal balance and an additional $200,000, totaling approximately $4.7 million at March 31, 2009. The outstanding principal balance of the other equipment loans entered into with Oxford totaled $3.1 million at March 31, 2009. In the event of default, the Company would be required, at Oxford’s option, to pay the Company’s outstanding principal balance and accrued and unpaid interest charges, totaling approximately $3.1 million at March 31, 2009.

4.	Comprehensive Loss

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

	Three Months Ended March 31,
	2009	2008
Net loss	$(8,241)	$(11,100)
Unrealized (loss) gain on available-for-sale investments	(32)	3

Comprehensive loss	$(8,273)	$(11,097)

5.	Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted EPS since they are anti-dilutive were 6,630,530 and 7,143,311 for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Actual:
Numerator:
Net loss	$(8,241)	$(11,100)
Denominator:
Weighted average common shares	35,152	30,758

Denominator for basic and diluted net loss per share	35,152	30,758

Basic and diluted net loss per share	$(0.23)	$(0.36)

6.	Collaboration Agreements

In connection with the Company’s business strategy, the Company has entered into various collaboration agreements which provide collaboration partners access to certain know-how, technology and patent rights maintained by the Company in exchange for the rights to participate in the research and under certain terms development and/or co-promotion of products, if successfully developed through these arrangements. Terms of the various collaboration agreements entitle the Company to receive up-front license fees, milestone payments upon the achievement of certain product research and development objectives and royalties on future sales, if any, of commercial products resulting from the collaboration.

Effective the quarter ended March 31, 2009, the Company implemented EITF No. 07-01, Accounting for Collaborative Arrangements, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF No. 07-01, the Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments from collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from collaborative partners related to research and development activities are generally reflected as sponsored research revenues if the proceeds are provided for research services performed or license fee revenues if the proceeds are provided for rights and access to certain know-how, technology and patent rights maintained by the Company. The adoption of EITF No. 07-01 did not affect the Company’s financial position or results of operations, however it resulted in enhanced disclosures for its collaboration activities.

Roche

The Company maintains a two-year Research Collaboration and License Agreement with Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd. and Roche Palo Alto LLC (collectively, “Roche”). The collaboration operates as an agreement rather than a joint venture or other legal entity. The Company’s HepDirect™ liver-targeted technology is applied to proprietary Roche compounds to develop second-generation nucleoside analog drug candidates for treating hepatitis C virus. The Company provides a non-exclusive worldwide license to its proprietary know-how and technology to Roche through contracted research and development services during the research phase of this collaboration. In the event a development candidate is identified, Roche will assume development responsibility and the Company will be eligible to receive up to $193.0 million in payments upon achievement of predetermined preclinical and clinical development events as well as regulatory and commercialization events. Roche will retain full commercial rights for any marketed products resulting from the collaboration and will pay the Company a royalty on net sales of such products.

The Company received a non-refundable upfront payment of $10.0 million from Roche in August 2008, of which $8.3 million will be recognized as license fee revenue and $1.7 million will be recognized as sponsored research revenue. Roche may also pay up to an additional $2.1 million in sponsored research funding at the beginning of the second year of the research term, if applicable. The Company recognizes the upfront, nonrefundable fee over the period the related services are provided. Amounts received for sponsored research funding for a specific number of full-time researchers are recognized as revenue as the services are provided. The Company recognized the following revenues and costs related to this collaboration (in thousands):

	Three Months Ended March 31,
	2009	2008
License fee revenue	$1,038	$—
Sponsored research revenue	425	—

	$1,463	$—

Research and development costs	$282	$—

Deferred revenue of approximately $6.2 million is reflected on the balance sheet as of March 31, 2009 relating to this collaboration.

Merck

The Company maintains a collaboration agreement with Merck & Co. (“Merck”), to research, develop and commercialize novel small molecule therapeutics with the potential to treat type 2 diabetes, and potentially other metabolic diseases, by activating an enzyme in the liver called AMP-activated Protein Kinase. The collaboration operates as an agreement rather than a joint venture or other legal entity. The Company is providing research and preclinical services on jointly identified compounds for the potential treatment of type 2 diabetes and potentially other metabolic diseases. Merck is solely responsible for conducting and funding all development work for compounds resulting from this collaboration. The Company maintains an option to co-promote any such product in the United States.

As part of this collaboration, Merck paid an initial non-refundable license fee of $5.0 million in July 2005 and provided research support funding of approximately $6.3 million over the three-year research term. The three-year research term is subject to renewal for one additional year upon the parties’ mutual agreement. In April 2008, the research term was extended for an additional year, through June 2009. The Company will receive $1.5 million over the course of the one year extension to support continued research efforts. Merck is also obligated to pay milestone payments if specified preclinical and clinical development and regulatory events occur and pay royalties on sales of any product resulting from this collaboration. If all preclinical and clinical milestones are achieved on multiple indications, and including the $5.0 million initial, non-refundable license fee and the minimum $7.8 million in research support funding, the Company may be entitled to payments which total up to $75.8 million, plus royalties.

The Company recognizes the upfront, nonrefundable fee over the period the related services are provided. Amounts received for sponsored research funding are recognized as revenues as the services are performed. The Company recognized the following revenues and costs related to this collaboration:

	Three Months Ended March 31,
	2009	2008
License fee revenue	$52	$417
Sponsored research revenue	375	525

	$427	$942

Research and development costs	$522	$675

Deferred revenue of approximately $52,000 is reflected on the balance sheet as of March 31, 2009 relating to this agreement.

7.	Offer to Exchange Stock Options

On January 29, 2009, the Company completed an Offer to Exchange certain outstanding options to purchase shares of the Company’s common stock, that were originally granted under the Company’s Amended and Restated Equity Incentive Plan and that had an exercise price that is equal to or greater than $1.50 per share, for replacement options to purchase shares of the Company’s common stock (the “Offer”). Eligible option holders included employees and scientific advisory board members. Subject to the participant’s continued service with the Company, 25% of the shares underlying the replacement options vest six months after the date the replacement options were granted and the remaining 75% of the shares vest in equal monthly installments beginning on the date of grant of the replacement options so that the replacement options will be vested in full three years from the grant date of the replacement options.

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

In accordance with SFAS No. 123R, the Company accounted for the Offer as a short-term inducement and recognized $83,000 of additional compensation expense during the three months ended March 31, 2009, representing the incremental fair value for those options that were exchanged for new options.

8.	Corporate Restructurings

In November 2008, the Company committed to a restructuring plan that resulted in the reduction of approximately 30% of the Company’s workforce. The restructuring was a result of a strategic realignment of the Company to preserve cash and reduce on-going operating expenses. Employees directly affected by the restructuring plan received notification and were provided with severance payments, retention bonuses, where applicable, continued benefits for a specified period of time and outplacement assistance. The Company completed this restructuring plan in March 2009.

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded charges of approximately $0.2 million for the three months ended March 31, 2009 related to the November 2008 restructuring, all of which were recorded in research and development expense. Since November 2008, the Company incurred restructuring charges of approximately $1.6 million related to the November 2008 restructuring, of which $1.3 million were recorded in research and development expense and $0.3 million were recorded in general and administrative expense. All charges were primarily associated with personnel-related termination costs. The Company did not incur any expense related to contractual or lease obligation or other exit costs. The Company does not anticipate incurring any additional charges related to this restructuring.

On January 15, 2009, the Company committed to another restructuring plan that resulted in the further reduction of approximately 43% of the Company’s workforce. In connection with this restructuring plan, the Company is focused on its clinical-stage product candidate, MB07811 for the treatment of hyperlipidemia, as well as on advancing its glucagon antagonist program and its second-generation TRß agonist program. Employees directly affected by this restructuring plan received notification and will be provided with severance payments, retention bonuses, where applicable, continued benefits for a specified period of time and outplacement assistance. The Company expects to complete the restructuring plan by the end of the second quarter of 2009.

In accordance with SFAS No. 146, the Company recorded charges of approximately $1.5 million for the three months ended March 31, 2009 related to the January 2009 restructuring, of which approximately $1.3 million were recorded in research and development expense and approximately $0.2 million were recorded in general and administrative expense. It is anticipated that the Company will incur an additional $24,000 in restructuring charges related to this restructuring during the second quarter of 2009. All charges were primarily associated with personnel-related termination costs. The Company did not incur any expense related to contractual or lease obligation or other exit costs.

The severance-related charge that the Company expects to incur in connection with the January 2009 restructuring is subject to a number of assumptions, and actual results may materially differ. The increase in the actual amount of restructuring charges incurred of $1.5 million compared to the originally anticipated amount of $1.4 million was due to employees remaining with the Company longer than originally planned. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

Termination Costs for Involuntary Employee Terminations (in thousands)
Accrual balance as of December 31, 2007	$—
Accruals	1,483
Payments	(901)

Accrual balance as of December 31, 2008	$582

Accruals	1,622
Payments	(1,943)

Accrual balance as of March 31, 2009	$261

9.	Impairment and Disposal of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. In the instance where a long-lived asset is to be abandoned it is disposed of when it ceases to be used. The Company revises its estimates for depreciation based on the plan of disposal or when the Company ceases to use such assets.

In connection with the Company’s corporate restructuring during the first quarter of 2009, the Company began the process of disposing and/or discontinuing the use of various lab equipment, office equipment and furniture resulting in $0.3 million of impairment charges for the three months ended March 31, 2009.

10.	Accounting Pronouncements

Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (beginning with the Company’s 2009 fiscal year). The impact of adopting SFAS No. 141(R) did not have a material effect on the Company’s financial statements.

In June 2008, the EITF issued EITF No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements. Under certain lease arrangements, the lessee is contractually responsible for repair and maintenance of the leased asset, and the lessee is required to make deposits with the lessor to fund that maintenance. The deposit is refunded to the lessee only to the extent that the lessee incurs qualified maintenance costs. Questions have arisen as to the proper accounting for these deposits as some companies account for the maintenance deposits as deposits, while other companies account for them as contingent rental expense. EITF No. 08-3 concludes that maintenance deposits should be considered deposits when paid to the lessor if it is probable that the deposits will be refunded to the lessee. If it is not probable, then the deposits are recognized as rental expense. If it is determined at the inception of the lease that a portion of the deposits is not probable of being refunded to the lessee, then the lessee should recognize as expense a pro-rata portion of the deposits as they are paid. The cost of maintenance activities should be expensed or capitalized, as appropriate. The definition of “probable” will fall under the guidance of FASB Concept Statement No. 6, Elements of Financial Statements. EITF No. 08-3 is effective for fiscal years beginning after December 15, 2008 (beginning with the Company’s fiscal year 2009). Early application is not permitted. The Company does not maintain maintenance deposits under its facility lease and therefore, the adoption of EITF No. 08-3 did not have a material impact on the Company’s financial statements.

In June 2008, the EITF issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF No. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008

(beginning with the Company’s fiscal year 2009). The adoption of EITF No. 07-05 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. FSP FAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2, FAS No. 124-2 and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB No. 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our unaudited financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q, as well as our audited financial statements and notes to those statements as of and for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, our actual results may differ materially from those anticipated in these forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

We currently have four product candidates at the clinical stage of development. These product candidates include our core metabolic disease proprietary product candidates, MB07811 and MB07803, which are being developed as potential treatments for hyperlipidemia and type 2 diabetes, respectively, and our non-core liver disease proprietary product candidates, pradefovir and MB07133, which have been developed as potential treatments for hepatitis B and primary liver cancer, respectively.

Recent Events

In connection with our fiscal year end 2008 financial statement audit, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and our working capital not being sufficient to fund our operations through December 31, 2009.

Our current financial resources will support our on-going planned operating expenses into July 2009. We intend to raise additional resources through undertaking a financing to fund our operations beyond July 2009 and through the Phase 2 clinical trial on MB07811. In the event we are unsuccessful in the near-term in our efforts to raise capital through undertaking a financing transaction, we will be required to pursue other strategic alternatives which may include a further reduction of our operating expenses, or the sale of some or all of our assets to another company, and/or cease our operations entirely. If we raise additional funds by issuing equity securities, our stockholders will experience dilution of their ownership interests. If we raise additional funds by issuing debt or other senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances.

Our outstanding debt and equipment loan agreements with Oxford Corporation, or Oxford, contain events of default that may be triggered by a material adverse change, which is defined in the agreements as any material adverse change in the general affairs, senior management, results of operations, or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, that is likely to impair the ability of the Company to repay any portion of the obligations or a material impairment in the value or priority of the lender’s security interest in the collateral. We currently have sufficient working capital to fund our operations into July 2009 without additional sources of cash. In the event we are not successful in securing additional sources of cash in the near-term, Oxford may claim that a material adverse change has occurred under the debt or equipment loan agreements, and Oxford could demand immediate repayment of the balances outstanding under the agreements. In the event we default on the loan agreement, Oxford has the right under a control agreement, to assume control over our bank accounts, which include our operating and short-term investment accounts.

As of March 31, 2009, our cash and cash equivalents totaled $11.8 million. The outstanding principal balance of the loan agreement with Oxford totaled $4.3 million at March 31, 2009. In the event of default, we would be required to pay the outstanding principal balance, accrued and unpaid interest charges, a prepayment penalty of 6% of the then outstanding principal balance and an additional $200,000, totaling approximately $4.7 million at March 31, 2009. The outstanding principal balance of the other equipment loans entered into with Oxford totaled $3.1 million at March 31, 2009. In the event of default, we would be required, at Oxford’s option, to pay the outstanding principal balance and accrued and unpaid interest charges, totaling approximately $3.1 million at March 31, 2009.

In January 2009, we announced a plan to restructure our organization which followed the initiation of a separate restructuring plan that we announced in November 2008. The two restructuring plans resulted in an approximate 60% reduction of our workforce. As part of the January 2009 plan, we narrowed our research and development efforts and have utilized a significant portion of our resources since January 2009 on the planned Phase 2 clinical trial for MB07811, which we believe will provide significant value for stockholders. Initiation of the MB07811 Phase 2 clinical trial is dependent upon our ability to raise significant additional capital through the undertaking of a financing in the near-term to continue operations beyond July 2009. We expect to announce top-line results from the MB07811 Phase 2 clinical trial within six to nine months from the initiation of this clinical trial.

In addition, we continue to support our on-going sponsored research programs in collaboration with Merck & Co., or Merck, and Hoffman-La Roche Inc., F. Hoffman-La Roche Ltd. and Roche Palo Alto LLC, collectively referred to as Roche. To a lesser extent, we have committed resources towards the advancement of our second generation TRß agonist and our glucagon antagonist discovery programs to the preparatory stage of preclinical development. We believe the second generation TRß agonist discovery program could result in one or more compounds that could enhance the overall value of our hyperlipidemia program to potential strategic partners. Additionally, we believe the advancement of the glucagon antagonist program will improve our ability to secure additional financial resources under a collaborative arrangement.

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

History of Losses, Prior Funding

We have incurred annual net losses since inception. As of March 31, 2009, our accumulated deficit was approximately $200.6 million. We expect to incur losses for the next several years as we:

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

Our AMPK collaboration with Merck seeks to develop and commercialize new products to treat type 2 diabetes and potentially other metabolic diseases. Under the terms of our AMPK collaboration agreement with Merck, we have received approximately $12.4 million in cumulative sponsored research and license fees funding through March 31, 2009, which includes funding for sponsored research efforts through March 2009.

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

Stock-Based Compensation. We grant equity based awards under three stockholder-approved share-based compensation plans. We may grant options and restricted stock awards to employees, directors and consultants under our Amended and Restated 2001 Equity Incentive Plan. We also grant awards to non-employee directors under our 2004 Non-Employee Directors’ Stock Option Plan. All of our employees are eligible to participate in our 2004 Employee Stock Purchase Plan which provides a means for employees to purchase common stock at a discount through payroll deductions. The benefits provided under all of these plans are subject to the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123R which we adopted effective January 1, 2006. As of March 31, 2009, we had approximately $3.6 million of unrecognized compensation expense which we expect to recognize over a weighted average period of 2.4 years.

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

Asset Impairment. In accounting for the impairment or disposal of long-lived assets we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. In the instance where a long-lived asset is to be abandoned it is disposed of when it ceases to be used. We revise our estimates for depreciation based on the plan of disposal or when we cease to use such assets.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, Financial Accounting Standard, or FAS, 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. FSP FAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS No. 115-2, FAS No. 124-2 and EITF No. 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board, or APB, 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues. Revenues were $1.9 million for the three months ended March 31, 2009, compared with $0.9 million for the three months ended March 31, 2008. The $1.0 million increase was mainly due to increased license fees and sponsored research revenues of $1.5 million recognized in connection with the Roche agreement we entered into in August 2008, offset by a decrease in license fees and sponsored research revenues of $0.5 million recognized in connection with the Merck AMPK collaboration. The decrease in the AMPK license fee revenue relates to a reduction in the rate of revenue recognized as a result of the extension of the research term (amortization period) through June 2009.

Research and Development Expenses. Research and development expenses were $7.4 million for the three months ended March 31, 2009, compared with $9.7 million for the three months ended March 31, 2008. The $2.3 million decrease was mainly due to a decrease of $2.3 million in payroll and related benefits as a result of lower headcount, a decrease in clinical and development expenses for the MB07811, MB07803 and MB07133 programs of $1.3 million, a decrease in non-cash stock-based compensation and depreciation and occupancy costs of $0.4 million offset by a $1.4 million increase in severance and related benefits associated with our corporate restructuring efforts and $0.2 million in costs associated with the disposal and/or discontinued use of various long-lived assets.

General and Administrative Expenses. General and administrative expenses were $2.5 million for the three months ended March 31, 2009 and 2008. The lack of a change from the prior period was mainly due to decreased payroll and related benefit costs of $0.2 million, offset by increased severance and related benefits of $0.2 million in connection with our corporate restructuring efforts.

Other Income (Expense). Net interest expense was $0.2 million for the three months ended March 31, 2009, compared to net interest income of $0.2 million for the three months ended March 31, 2008. The $0.4 million decrease was a result of lower cash balances in the first quarter of 2009 as compared to the first quarter of 2008, as well as increased interest expense related to long-term debt acquired in the first quarter of 2008 and decreased yields on investment assets.

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

As of March 31, 2009, we had $11.8 million in cash and cash equivalents as compared to cash, cash equivalents and securities available-for-sale of $21.6 million as of December 31, 2008, a decrease of $9.8 million. The decrease is primarily a result of net cash used in operations of $8.9 million and $0.9 million of payments made on our outstanding debt facilities.

As of March 31, 2009, we have financed through leases and loans the purchase of equipment and leasehold improvements totaling approximately $12.4 million, of which $3.3 million was outstanding at that date. The loans are collateralized with the purchased equipment, bear interest at rates ranging from approximately 8.0% to 12.85%, and are due in monthly installments through October 2015. Until additional funding sources are available, we plan to limit the use of our cash reserves for leasehold improvements and capital equipment necessary to support our clinical development efforts and research programs for 2009. We no longer have available funds through this financing facility.

Our outstanding debt and equipment loan agreements with Oxford contain events of default that may be triggered by a material adverse change, which is defined in the agreements as any material adverse change in the general affairs, senior management, results of operations, or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, that is likely to impair the ability of the Company to repay any portion of the obligations or a material impairment in the value or priority of the lender’s security interest in the collateral. We currently have sufficient working capital to fund our operations into July 2009 without additional sources of cash. In the event we are not successful in securing additional sources of cash in the near-term, Oxford may claim that a material adverse change has occurred under the debt or equipment loan agreements, and Oxford could demand immediate repayment of the balances outstanding under the agreements. In the event we default on the loan agreement, Oxford has the right under a control agreement, to assume control over our bank accounts, which include our operating and short-term investment accounts.

The outstanding principal balance of the loan agreement with Oxford totaled $4.3 million at March 31, 2009. In the event of default, we would be required to pay the outstanding principal balance, accrued and unpaid interest charges, a prepayment penalty of 6% of the then outstanding principal balance and an additional $200,000, totaling approximately $4.7 million at March 31, 2009. The outstanding principal balance of the other equipment loans entered into with Oxford totaled $3.1 million at March 31, 2009. In the event of default, we would be required, at Oxford’s option, to pay the outstanding principal balance and accrued and unpaid interest charges, totaling approximately $3.1 million at March 31, 2009.

We believe we have adequate financial resources to fund our current operations into July 2009. We intend to raise additional resources through undertaking a financing to fund our operations beyond July 2009 and through the Phase 2 clinical trial on MB07811. In the event we are unsuccessful in the near-term in our efforts to raise capital through undertaking a financing transaction, we will be required to pursue other strategic alternatives which may include a further reduction of our operating expenses, or the sale of some or all of our assets to another company, and/or cease our operations entirely. If we raise additional funds by issuing equity securities, our stockholders will experience dilution of their ownership interests. If we raise additional funds by issuing debt or other senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances.

In January 2009, we announced a plan to restructure our organization which followed the initiation of a separate restructuring plan that we announced in November 2008. The two restructuring plans resulted in an approximate 60% reduction of our workforce.

As part of the January 2009 plan, we scaled back efforts on certain research and development programs. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs even further. No assurances can be made that additional funding, through any resources, including our Committed Equity Financing Facility, or CEFF, will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. If we raise additional capital by issuing debt or other senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use or sales of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. The global financial crisis and the deterioration of the U.S. capital markets may negatively impact our ability to issue securities or obtain debt financing. In the event we are not able to generate sufficient capital through debt or equity financings, business development activities or we are not successful in attaining contractual milestones, we will be required to seek additional resources by pursuing other strategic alternatives, including the merger with, or sale of some or all of our assets to, another company, or cease operations entirely.

The following summarizes our long-term contractual obligations as of March 31, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$21,623	$3,007	$6,337	$6,699	$5,580
Long-term debt	7,791	3,873	3,782	71	65
Interest on long-term debt	977	562	415	—	—
Purchase commitments	106	106	—	—	—
Capital leases	47	26	21	—	—
Interest on capital leases	5	4	1	—	—

Total	$30,549	$7,578	$10,556	$6,770	$5,645

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

We have entered into employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary and certain other benefits if these individuals are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. In March 2009, $0.4 million in severance and other separation benefit costs were accrued in connection with the separation of our former chief executive officer.

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

We have no material contractual obligations that are not fully recorded on our balance sheets or disclosed in the notes to our financial statements. We have no off-balance sheet arrangements as defined in Securities and Exchange Commission Regulation S-K 303(a)(4)(ii).

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. The risks described below include certain revisions to the risks set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Risks Related to our Finances and Capital Requirements

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs and affect our ability to continue as a going concern.

We believe we have adequate financial resources to fund our current operations into July 2009. We intend to raise additional resources through undertaking a financing to fund our operations beyond July 2009 and through the Phase 2 clinical trial on MB07811. In the event we are unsuccessful in the near-term in our efforts to raise capital through undertaking a financing transaction, we will be required to pursue other strategic alternatives which may include a further reduction of our operating expenses, or the sale of some or all of our assets to another company, and/or cease our operations entirely. If we raise additional funds by issuing equity securities, our stockholders will experience dilution of their ownership interests. If we raise additional funds by issuing debt or other senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances.

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

Our outstanding debt and equipment loan agreements with Oxford contain events of default that may be triggered by a material adverse change, which is defined in the agreements as any material adverse change in the general affairs, senior management, results of operations, or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, that is likely to impair the ability of the Company to repay any portion of the obligations or a material impairment in the value or priority of the lender’s security interest in the collateral. We currently have sufficient working capital to fund our operations into July 2009 without additional sources of cash. In the event we are not successful in securing additional sources of cash in the near-term, Oxford may claim that a material adverse change has occurred under the debt or equipment loan agreements, and Oxford could demand immediate repayment of the balances outstanding under the agreements. In the event we default on the loan agreement, Oxford has the right under a control agreement, to assume control over our bank accounts, which include our operating and short-term investment accounts.

As of March 31, 2009, our cash and cash equivalents totaled $11.8 million. The outstanding principal balance of the loan agreement with Oxford totaled $4.3 million at March 31, 2009. In the event of default, we would be required to pay the outstanding principal balance, accrued and unpaid interest charges, a prepayment penalty of 6% of the then outstanding principal balance and an additional $200,000, totaling approximately $4.7 million at March 31, 2009. The outstanding principal balance of the other equipment loans entered into with Oxford totaled $3.1 million at March 31, 2009. In the event of default, we would be required, at Oxford’s option, to pay the outstanding principal balance and accrued and unpaid interest charges, totaling approximately $3.1 million at March 31, 2009.

If we are required to pay any outstanding balance of indebtedness immediately, we may be faced with the following negative consequences:

•	we will need a substantial portion of our cash to pay the principal and interest on our indebtedness,

•	payments of our indebtedness will reduce the funds that would otherwise be available for our operations and future strategic initiatives, and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing.

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

In addition to our efforts to undertake a financing transaction, we are seeking to fund our on-going cash requirements by establishing strategic collaborations with respect to one or more of our core assets and licensing or selling our non-core assets, among other means. Payments under our collaborations are generally made in the form of up-front license fees, milestone payments and downstream royalties. The amount of these payments are generally determined as a factor of the future estimated economic realizable return on the eventual commercialization of these products.

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

We have incurred net losses from our inception. As of March 31, 2009, we had an accumulated deficit of approximately $200.6 million. While we are unable at this time to determine whether our net losses will increase or decrease in the future, we expect to continue to incur net losses during the next several years as we conduct operations. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we will become profitable, if ever.

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

We had 54,012,415 authorized shares of common stock available for future issuance as of April 30, 2009. If we are unable to obtain shareholder approval to increase our authorized shares, then our ability to raise additional funds through public or private equity offerings may be limited due to our having insufficient authorized and available shares of common stock. If we are unable to raise additional funds through the issuance of securities and no alternative source of funds is available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs and we may be unable to continue our operations.

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

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to, or impair the rights of, existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, corporate collaboration and licensing arrangements, debt financings, grants or our CEFF, if available. We currently do not have access to additional capital through the CEFF. We have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock and warrants to purchase our common stock in the future for an aggregate initial offering price of up to $75 million, subject to substantial limitations relating to the aggregate market value of our common stock held by non-affiliates. We have also filed a registration statement with the Securities and Exchange Commission covering the resale of shares issuable under the CEFF though to date, no shares have been issued under this resale registration statement. We may sell additional securities from time to time in one or more offerings in amounts, at prices and on terms that we will determine at the time of the offering. To the extent that we raise additional capital by issuing equity securities, pursuant to our effective shelf registration statements or otherwise, our existing stockholders’ ownership will be diluted. If we raise additional capital by issuing debt or senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances.

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

Risks Related to the Securities Markets and Investment in our Common Stock

As of March 31, 2009 we failed to meet one of the Nasdaq Capital Market’s continued listing requirements and our common stock could be delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

As of March 31, 2009, we maintained a stockholders’ deficit of $4.0 million which does not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. In order to maintain our listing on the Nasdaq Capital Market, we will need to regain compliance with certain minimum listing standards that include, or may include, requirements related to our stockholders’ equity, the market value of our listed or publicly-held securities, the number of publicly-held shares, our net income, a minimum bid price for our common stock, the number of stockholders, the number of market makers and compliance with certain corporate governance policies. Failing to regain compliance and maintain compliance with the standards in the future may result in the delisting of our common stock from the Nasdaq Capital Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees and the loss of institutional investor interest.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that is not necessarily consistent with the interests of other stockholders.

Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 74% of our common stock as of March 31, 2009. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that is not necessarily consistent with the interests of other stockholders.

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

Our certificate of incorporation provides the ability to issue preferred stock without any further vote or action by our stockholders, and any such issuance may be dilutive to and impair the rights of holders of our common stock.

Our board of directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock could also have a dilutive effect on our stockholders.

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

There are also risks associated with additional requirements the FDA may impose for marketing approval in a particular disease. For example, MB07803 is a product candidate to treat patients with type 2 diabetes. The FDA has recently issued guidance for companies developing anti-diabetic compounds that require companies to demonstrate that the product will not result in an unacceptable increased risk of cardiovascular effects. There is a risk that our product will not show an acceptable risk level and the FDA may require we study more patients for approval, following approval, or even prevent our product from receiving a marketing approval.

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

The objective of our hepatitis C collaboration with Merck was to discover product candidates for the treatment of this disease by applying our technology to certain proprietary compounds provided by Merck. The funded research phase of this collaboration has ended. If Merck so designates a product candidate and then subsequently terminates this collaboration before a defined stage of development of that product candidate, which it may do without cause at any time upon 90 days’ advance written notice to us, we will not have any right to develop or commercialize that product candidate. In addition, if this collaboration with Merck terminates and Merck successfully develops products based on these proprietary compounds without applying our technology, we will not be entitled to milestone payments or royalties with respect to those products.

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

In addition, we, our collaborators or other third-party manufacturers of our products must comply with current good manufacturing processes, or CGMP, requirements enforced by the FDA and other foreign regulatory agencies through their facilities inspection programs. These requirements include quality control, quality assurance and the maintenance of records and documentation. In addition, product manufacturing facilities in California are subject to licensing requirements of the California Department of Health Services and may be inspected by the California Department of Health Services, and other applicable regulatory authorities, at any time. We, our collaborators or other third-party manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over third-party manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

10.1	Severance Agreement dated April 22, 2009 between the Company and Barry Gumbiner.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	By:	/s/ Tran B. Nguyen
Tran B. Nguyen, M.B.A. Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)