Form 10-Q
period 2009-09-30
METABASIS THERAPEUTICS INC
filed 2009-11-12
CIK 1053221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 9, 2009 was 35,157,359.

METABASIS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Metabasis Therapeutics, Inc.

Balance Sheets

(In thousands, except par value data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,215	$12,599
Securities available-for-sale	—	9,000
Assets held for sale	867	—
Prepaids and other current assets	1,002	1,091

Total current assets	4,084	22,690
Property and equipment, net	—	4,779
Other assets	—	273

Total assets	$4,084	$27,742

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$152	$93
Accrued compensation	647	2,439
Accrued liabilities	406	1,798
Deferred revenue, current portion	—	5,652
Current portion of long-term debt	—	3,890
Current portion of capital lease obligations	35	26

Total current liabilities	1,240	13,898
Deferred revenue, net of current portion	—	2,499
Deferred rent	—	3,079
Long-term debt	—	4,658
Capital lease obligations, net of current portion	—	27
Other long-term liabilities	—	200

Total liabilities	1,240	24,361
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at September 30, 2009 and December 31, 2008, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized at September 30, 2009 and December 31, 2008; 35,157 shares issued and outstanding at September 30, 2009 and December 31, 2008	35	35
Additional paid-in capital	197,654	195,640
Accumulated deficit	(194,845)	(192,326)
Accumulated other comprehensive income	—	32

Total stockholders’ equity	2,844	3,381

Total liabilities and stockholders’ equity	$4,084	$27,742

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
License fees	$2,710	$743	$6,752	$1,333
Sponsored research	173	659	1,732	1,698
Other	2,000	—	8,000	—

Total revenues	4,883	1,402	16,484	3,031
Operating expenses:
Research and development	400	8,480	11,240	27,892
General and administrative	2,086	2,659	7,488	7,747
Loss on lease termination	554	—	554	—
Gain on sale of assets held for sale	(821)	—	(821)	—

Total operating expenses	2,219	11,139	18,461	35,639

Income (loss) from operations	2,664	(9,737)	(1,977)	(32,608)
Other income (expense):
Interest income	—	169	40	812
Interest expense	(2)	(266)	(789)	(680)
Miscellaneous income	—	—	207	—

Total other (expense) income	(2)	(97)	(542)	132

Net income (loss)	$2,662	$(9,834)	$(2,519)	$(32,476)

Basic and diluted net income (loss) per share	$0.08	$(0.28)	$(0.07)	$(0.97)

Shares used to compute basic and diluted net income (loss) per share
Basic	35,157	35,042	35,154	33,354

Diluted	35,162	35,042	35,154	33,354

See accompanying notes.

Metabasis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(2,519)	$(32,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,713	2,904
Depreciation and amortization	1,257	1,558
Deferred rent	105	369
Amortization of discount and premium on securities available-for-sale	(32)	(407)
Loss on disposal or abandonment of assets	987	29
Gain on assets held for sale	(821)	—
Loss on lease termination	554	—
Gain on accounts payable settlements	(293)	—
Realized gain on securities available-for-sale	—	(7)
Change in operating assets and liabilities:
Other current assets	669	(212)
Other assets	113	75
Deferred revenue	(8,151)	7,858
Accounts payable	352	(140)
Accrued compensation and other liabilities	(3,184)	(2,153)

Net cash flows used in operating activities	(9,332)	(22,602)
Investing activities
Purchases of securities available-for-sale	—	(24,498)
Sales/maturities of securities available-for-sale	9,000	37,492
Payment related to lease termination	(2,484)	—
Purchases of property and equipment	—	(516)
Proceeds from disposition of property & equipment	900	—

Net cash flows provided by investing activities	7,416	12,478
Financing activities
Issuance of common stock, net	2	9,673
Principal payments on debt and capital lease obligations	(8,552)	(1,581)
Proceeds received from debt	—	5,000

Net cash flows (used in) provided by financing activities	(8,468)	13,092

(Decrease) increase in cash and cash equivalents	(10,384)	2,968
Cash and cash equivalents at beginning of year	12,599	14,141

Cash and cash equivalents at end of period	$2,215	$17,109

Supplemental schedule of noncash investing and financing activities:
Unrealized loss on securities available-for-sale	$(32)	$(44)

Accrued debt issuance costs	$—	$200

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

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, see the financial statements and notes thereto for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the SEC.

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

2.	Proposed Merger with Ligand Pharmaceuticals Incorporated

Merger Agreement

On October 26, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ligand Pharmaceuticals Incorporated, a Delaware corporation (“Ligand”), Moonstone Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Ligand (“Merger Sub”) and David F. Hale as Stockholders’ Representative. The Merger Agreement provides that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Ligand.

Under the terms of the Merger Agreement, at the effective time of the Merger (“Effective Time”), each outstanding share of the Company’s common stock (other than shares held by Ligand, Merger Sub or the Company or by stockholders of the Company who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive (a) a proportionate share of a closing cash payment equal to $3,207,500 less $150,000, which is to be contributed to an account to cover the costs, expenses and compensation of the Stockholders’ Representative fund, and either (i) plus the amount that the Net Cash Amount (as defined in the Merger Agreement) of the Company exceeds the Target Net Cash Amount (as defined in the Merger Agreement) at the closing of the Merger or (ii) less the amount that the Net Cash Amount of the Company is less than the Target Net Cash Amount at the closing of the Merger; (b) one Roche CVR (as described below); (c) one TR Beta CVR (as described below); (d) one Glucagon CVR (as described below); and (e) one General CVR (as described below).

The parties have made customary representations, warranties and covenants in the Merger Agreement, including among other things, covenants (a) to conduct their respective businesses in the ordinary course between the date of the Merger Agreement and the Effective Time, (b) that Ligand will prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 in which the Company’s proxy statement will be included as a prospectus; (c) for the Company to solicit proxies and cause a special meeting of the stockholders of the Company to be held to adopt the Merger Agreement and the transactions contemplated thereunder; (d) subject to certain exceptions which permit the Company’s board of directors (the “Board”) to withdraw its recommendation if failure to do so would be inconsistent with its fiduciary obligations, for the Board to recommend that the stockholders of the Company adopt the Merger Agreement; (e) for the Company not to (i) solicit proposals relating to alternative transactions or (ii) subject to certain exceptions which permit the Board to discuss certain unsolicited proposals for alternative transactions received from third parties if failure to do so would be inconsistent with its fiduciary obligations, enter into discussions concerning, or provide information in connection with, alternative transactions; and (f) for Ligand to honor the terms of the existing severance agreements and certain indemnification obligations of the Company. Additionally, Ligand has agreed to invest an aggregate of at least $8 million in research, development or commercialization expenses in furtherance of the Company’s drug programs prior to the 42nd month anniversary of the Effective Time.

        Pursuant to the terms of the Merger Agreement, David F. Hale will act as Stockholders’ Representative and (a) negotiate and settle disputes arising under the Merger Agreement, (b) accept delivery of notices, (c) monitor fulfillment of Ligand’s $8 million in funding obligations, (d) confirm satisfaction of Ligand’s obligations under the CVR Agreements (described below) and (e) negotiate and settle matters with respect to the amounts to be paid to the holders of the CVRs (described below).

The consummation of the Merger is subject to certain customary conditions, including, without limitation, (a) the approval of the Merger Agreement and the transactions contemplated thereunder by the stockholders of the Company; (b) the absence of any legal prohibitions on the closing of the Merger; (c) subject to certain exceptions, the continued accuracy of the Company’s and Ligand’s representations and warranties as of the Effective Time; (d) the absence of any development or event since the date of the Merger Agreement that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on either the Company (in the case of Ligand’s obligation to close) or Ligand (in the case of the Company’s obligation to close); (e) the effectiveness of the registration statement relating to the CVRs to be issued in the Merger; (f) obtaining required consents; and (g) no more than 1,750,000 shares of Company common stock being eligible to assert dissenters’ rights.

Under the Merger Agreement, each of Ligand and the Company has certain rights to terminate the Merger Agreement and the Merger, including (a) by either party, if the Merger has not been consummated on or prior to February 15, 2010, subject to certain exceptions; (b) by either party, if the required stockholder approval is not obtained; (c) by Ligand, if the Board changes its recommendation regarding the Merger Agreement and the Merger; and (d) by the Company, if the Board validly accepts a superior proposal. If (i) Ligand or the Company terminates the Merger Agreement in the event the Merger does not occur by February 15, 2010 (as may be extended) and/or the stockholder vote is not obtained and (ii) Ligand has not materially breached any of the representations and warranties in the Merger Agreement and (iii) an acquisition proposal shall have been made prior to the termination of the Merger Agreement and within 12 months after the date of termination of the Merger Agreement the Company consummates any acquisition transaction, the Company shall pay Ligand a termination fee of $250,000. In the event that either (A) Ligand terminates the Merger Agreement after a change in the Board recommendation or because the Company breaches its representations, warranties and other covenants in the Merger Agreement or (B) the Company terminates the Merger Agreement to pursue a superior proposal, then the Company shall pay Ligand a termination fee of $400,000.

The Merger Agreement contains representations and warranties that the parties to the Merger Agreement made to and solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in the confidential disclosure schedules that the Company delivered to Ligand in connection with signing the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between the Company and Ligand, rather than establishing matters of fact. Accordingly, investors and stockholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Merger Agreement and are modified in important part by the underlying disclosure schedules. Additionally, information concerning the subject matter of such representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Voting Agreements

On October 26, 2009, in connection with the Merger Agreement, Ligand entered into voting agreements with the Company’s officers and directors and certain significant stockholders of the Company who together represented approximately 29% of the Company’s outstanding shares of common stock as of October 26, 2009. Under the terms of the voting agreement, each of the above parties agreed to vote, and irrevocably appointed Ligand as its proxy to, among other matters, vote, all outstanding shares of the Company’s common stock beneficially held by such party as of the record date (a) in favor of the approval of the Merger and adoption of the Merger Agreement; (b) against any other acquisition proposal or superior proposal; and (c) except as otherwise agreed to in writing in advance by Ligand, against any proposal or transaction which would reasonably be expected to prevent or delay the consummation of the Merger or the Merger Agreement. Under the terms of the voting agreement, each such party agreed not to exercise any appraisal rights or any dissenters’ rights that such party may have or could potentially have in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement.

Contingent Value Rights Agreements

At the closing of the Merger, Ligand, the Company and Mellon Investor Services LLC, as Rights Agent, will enter into four Contingent Value Rights Agreements (the “CVR Agreements”). The CVR Agreements will set forth the rights that holders of the CVRs will have with respect to each CVR (as defined in the Merger Agreement) held by them after the closing of the Merger. As described above under “Merger Agreement,” each eligible Company stockholder will receive one CVR under each of the four CVR Agreements for each share of Company common stock held at the closing of the Merger. The CVRs will be registered under a registration statement to be filed with the SEC by Ligand on a Form S-4 and will, in general, be tradable.

Roche CVR Agreement

Subject to certain adjustments (including the required payments of certain contingent liabilities and contributions to the Stockholders’ Representative fund), holders of the Roche CVRs (as defined in the Roche CVR Agreement), will receive (if and when payable on the January 1st or July 1st following the triggering payment event), the following payouts:

•

65% of any milestone payments received by Ligand or the Company after October 1, 2009 under a collaboration and license agreement with Hoffmann-La Roche Inc. and its affiliates (the “Roche Agreement”);

•	68% of any royalty payments received by Ligand or the Company after October 1, 2009 under the Roche Agreement;

•

65% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand or the Company after October 1, 2009 in connection with a sale or transfer of the Roche Agreement rights (including royalty rights, milestone payment rights or rights to all or any portion of a drug candidate or technology licensed pursuant to the Roche Agreement); and

•	a proportionate share of any amounts distributed to the holders of CVRs from the Stockholders’ Representative fund.

TR Beta CVR Agreement

Subject to certain adjustments (including the required payments of certain contingent liabilities and contributions to the Stockholders’ Representative fund), holders of the TR Beta CVRs (as defined in the TR Beta CVR Agreement), will receive (if and when payable on the January 1st or July 1st following the triggering payment event), the following payouts:

•

(a) 50% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the TR Beta Program (as defined in the TR Beta CVR Agreement) prior to the sixth anniversary of the Effective Time, (b) 40% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the TR Beta Program after the sixth anniversary of the Effective Time and prior to the seventh anniversary of the Effective Time, (c) 30% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the TR Beta Program after the seventh anniversary of the Effective Time and prior to the eighth anniversary of the Effective Time or (d) 20% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the TR Beta Program after the eighth anniversary of the Effective Time and prior to the tenth anniversary of the Effective Time; and

•	a proportionate share of any amounts distributed to the holders of CVRs from the Stockholders’ Representative fund.

Glucagon CVR Agreement

Subject to certain adjustments (including the required payments of certain contingent liabilities and contributions to the Stockholders’ Representative fund), holders of the Glucagon CVRs (as defined in the Glucagon CVR Agreement), will receive (if and when payable on the January 1st or July 1st following the triggering payment event), the following payouts:

•

(a) 50% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the Glucagon Program (as defined in the Glucagon CVR Agreement prior to the sixth anniversary of the Effective Time, (b) 40% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the Glucagon Program after the sixth anniversary of the Effective Time and prior to the seventh anniversary of the Effective Time, (c) 30% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the Glucagon Program after the seventh anniversary of the Effective Time and prior to the eighth anniversary of the Effective Time or (d) 20% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the Glucagon Program after the eighth anniversary of the Effective Time and prior to the tenth anniversary of the Effective Time; and

•	a proportionate share of any amounts distributed to the holders of CVRs from the Stockholders’ Representative fund.

General CVR Agreement

Subject to certain adjustments (including the required payments of certain contingent liabilities and contributions to the Stockholders’ Representative fund), holders of the General CVRs (as defined in the General CVR Agreement), will receive (if and when payable on the January 1st or July 1st following the triggering payment event), the following payouts:

•

(a) 50% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with each deal related to the DGAT-1 Program, FBPase Inhibitor Program, GK Program, Pradefovir Program, HepDirect Program (each as defined in the General CVR

Agreement) or certain other Metabasis drug development programs until such time as Ligand makes research and/or development investments in excess of $700,000 on such program or (b) 25% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with each deal related to the DGAT-1 Program, FBPase Inhibitor Program, GK Program, Pradefovir Program, HepDirect Program or certain other Metabasis drug development programs after such time as Ligand makes research and/or development investments in excess of $700,000 on such program;

•

(a) 90% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the ‘7133 Program (as defined in the General CVR Agreement) that occur after October 1, 2009 and within six months after the Effective Time, (b) 30% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the ‘7133 Program that occur after the sixth month anniversary of the Effective Time and prior to the two year anniversary of the Effective Time or (c) 10% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the ‘7133 Program that occur after the two year anniversary of the Effective Time and prior to the ten year anniversary of the Effective Time;

•

60% of the aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with (a) any sale of certain shares of PeriCor Therapeutics, Inc. stock held by the Company, (b) any milestone payments or royalty payments payable pursuant to certain PeriCor Agreements (as defined in the General CVR Agreement) or (c) any full or partial sale or transfer of any rights to receive such milestone payments or royalty payments or all or any portion of a drug candidate or technology from the drug development program licensed pursuant to certain PeriCor Agreements;

•	the amount of any shortfall of Ligand’s guaranteed funding obligations under the Merger Agreement;

•

50% of the aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with any sale of the Company’s QM/MM Technology (as defined in the General CVR Agreement); and

•	a proportionate share of any amounts distributed to the holders of CVRs from the Stockholders’ Representative fund.

3.	Going Concern

As of September 30, 2009 the Company’s accumulated deficit totaled $194.8 million. In July 2009, the Company entered into an agreement with a third party to sell its laboratory and office equipment (see Note 11), under which the Company is entitled to receive a minimum of $1.5 million in proceeds through October 2009 as the assets are sold, subject to reduction in the event of earlier termination of the agreement. In addition, the Company terminated its lease for its corporate headquarters (see Note 4), thereby reducing its future cash operating needs. On October 26, 2009, the Company entered into the Merger Agreement. After considering the impact of these recent transactions, and together with the cash available at September 30, 2009, the Company expects its existing working capital to fund its current operations through March 2010 or, if sooner, the completion of the Merger. In the event the Merger is not completed and the Company is otherwise unable to secure additional resources, including through another strategic transaction, it will be required to cease operations entirely. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Lease Termination

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

Pursuant to the terms of the Termination Agreement, the Lease Agreement terminated effective July 21, 2009 (the “Termination Date”) and the Owner granted the Company a license for continued use of the facilities (“License”). The License will automatically expire on the earlier to occur of: (i) January 2, 2010 or (ii) upon receipt of a 30 day notice of termination from the Owner to the Company. In consideration of the early termination of the Lease Agreement, the Company agreed to the following: (i) to pay the Owner a fee of $2.5 million on the Termination Date, (ii) to pay up to an additional $1.5 million to be paid as 35% of the gross revenues earned by the Company from licenses, collaboration arrangements or sales of the Company’s existing pipeline of therapeutic programs entered into or effected during the period commencing July 1, 2009 and ending September 30, 2010, provided that the proceeds from these revenue generating events have been received by the Company, (iii) to grant the Owner a warrant to purchase 1.0 million shares of the Company’s common stock at $0.41 per share, (iv) to surrender and forfeit the $152,356 security deposit to the Owner and (v) to transfer certain assets to the Owner consisting of leasehold improvements and furniture. The Termination Agreement excuses both the Company and the Owner from any further material obligations with respect to the Lease Agreement as of the Termination Date, including the outstanding balance of tenant improvement loans due to the Owner of approximately $0.2 million at July 31, 2009. As a result of this transaction, the Company recorded a net loss of approximately $0.6 million during the three months ended September 30, 2009, which includes accounting for the considerations discussed above as well as writing off the deferred rent from the balance sheet.

5.	Accounts Payable Settlements

During the three months ended September 30, 2009, the Company entered into a series of settlement agreements with certain vendors, in which the Company settled approximately $0.9 million of its outstanding accounts payable at September 30, 2009 for an aggregate settlement amount of approximately $0.6 million. These settlements resulted in a gain of $0.3 million during the three months ended September 30, 2009, all of which was recorded as a credit to research and development expenses.

6.	Comprehensive Loss

All components of comprehensive income (loss), including net income (loss), must be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$2,662	$(9,834)	$(2,519)	$(32,476)
Unrealized gain (loss) on available-for-sale investments	—	10	(32)	(44)

Comprehensive income (loss)	$2,662	$(9,824)	$(2,551)	$(32,520)

7.	Net Loss Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted EPS since they are anti-dilutive were 7,143,993 and 7,906,668 for the three months ended September 30, 2009 and 2008, respectively, and 7,237,101 and 7,580,525 for the nine months ended September 30, 2009 and 2008, respectively. There are 5,000 shares issuable upon the exercise of options that are dilutive for the three months ended September 30, 2009 as included below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
Actual:
Numerator:
Net income (loss)	$2,662	$(9,834)	$(2,519)	$(32,476)
Denominator:
Weighted average common shares:
Basic	35,157	35,042	35,154	33,354

Diluted	35,162	35,042	35,154	33,354

Basic and diluted net income (loss) per share	$0.08	$(0.28)	$(0.07)	$(0.97)

8.	Collaboration Agreements

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

Roche

The Company maintains a Research Collaboration and License Agreement with Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd. and Roche Palo Alto LLC (collectively, “Roche”). The collaboration operates as an agreement rather than a joint venture or other legal entity. The Company’s HepDirect™ liver-targeted technology is applied to proprietary Roche compounds to develop second-generation nucleoside analog drug candidates for treating hepatitis C virus. The Company provides a non-exclusive worldwide license to its proprietary know-how and technology to Roche through contracted research and development services during the research phase of this collaboration. By June 2009, a development candidate was identified and Roche has assumed all development responsibility. The Company will be eligible to receive up to $191.0 million in additional payments upon achievement of predetermined preclinical and clinical development events as well as regulatory and commercialization events. Roche will retain full commercial rights for any marketed products resulting from the collaboration and will pay the Company a royalty on net sales of such products.

The Company received a non-refundable upfront payment of $10.0 million from Roche in August 2008, of which $8.3 million was to be recognized as license fee revenue and $1.7 million was to be recognized as sponsored research revenue. The Company generally recognizes the upfront, nonrefundable fee over the period the related services are provided. Amounts received for sponsored research funding for a specific number of full-time researchers are generally recognized as revenue as the services are provided.

As a result of the Company’s restructuring in May 2009 (see note 10), Roche did not extend the research term beyond the first year, and the Company accelerated the recognition of the unamortized license fee through the end of the one-year research period in August 2009. On June 1, 2009, the Company entered into a letter agreement with Roche, which provided for the early payment by Roche of a $2.0 million milestone payment to the Company, on or before June 1, 2009. Pursuant to the letter agreement, the payment of this milestone was accelerated in exchange for certain know-how that the Company was obligated to provide to Roche within 30 days of receipt of the payment. All other terms of the Collaboration Agreement are unchanged and remain in effect. The Company recognized the $2.0 million of milestone revenue in July 2009 when all know-how was transferred. The Company recognized the following revenues and costs related to this collaboration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
License fee revenue	$2,710	$692	$6,649	$692
Sponsored research revenue	173	283	1,023	283
Other	2,000	—	2,000	—

	$4,883	$975	$9,672	$975

Research and development costs	$—	$247	$282	$247

As of September 30, 2009, there was no deferred revenue reflected on the balance sheet relating to this collaboration.

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

The Company recognizes the upfront, nonrefundable fee over the period the related services are provided. Amounts received for sponsored research funding are recognized as revenues as the services are performed. The Company recognized the following revenues and costs related to this collaboration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
License fee revenue	$—	$52	$103	$642
Sponsored research revenue	—	375	709	1,414
Other	—	—	6,000	—

	$—	$427	$6,812	$2,056

Research and development costs	$—	$399	$522	$1,074

As of September 30, 2009, there was no deferred revenue reflected on the balance sheet relating to this collaboration.

9.	Offer to Exchange Stock Options

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

The Company accounted for the Offer as a short-term inducement and recognized $0 and $83,000 of additional compensation expense during the three and nine months ended September 30, 2009, representing the incremental fair value for those options that were exchanged for new options.

10.	Corporate Restructurings

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

The Company recorded charges of $0 and $0.1 million for the three and nine months ended September 30, 2009 related to the November 2008 restructuring, all of which were recorded in research and development expense. Since November 2008, the Company incurred restructuring charges of approximately $1.5 million related to the November 2008 restructuring, of which $1.2 million were recorded in research and development expense and $0.3 million were recorded in general and administrative expense. All charges were primarily associated with personnel-related termination costs. The Company did not incur any expense related to contractual or lease obligation or other exit costs. The Company does not anticipate incurring any additional charges related to this restructuring.

On January 15, 2009, the Company committed to another restructuring plan that resulted in the further reduction of approximately 43% of the Company’s workforce. In connection with this restructuring plan, the Company narrowed its research and development activities to focus on its clinical-stage product candidate, MB07811 for the treatment of hyperlipidemia, as well as on advancing its glucagon antagonist program and its second-generation TRß agonist program. Employees directly affected by this restructuring plan received notification and were provided with severance payments, retention bonuses, where applicable, continued benefits for a specified period of time and outplacement assistance. The Company incurred none and $0.3 million during the three and nine months ended September 30, 2009 of impairment charges primarily related to scientific equipment and other assets which were abandoned or disposed of. The Company completed this restructuring plan in the third quarter of 2009.

The Company recorded charges of none and $1.5 million for the three and nine months ended September 30, 2009 related to the January 2009 restructuring, of which $1.3 million and $0.2 million were recorded in research and development expense and general and administrative expense for the nine months ended September 30, 2009, respectively. The severance-related charge that the Company expected to incur in connection with the January 2009 restructuring was subject to a number of assumptions, and actual results differed. The increase in the actual amount of restructuring charges incurred of $1.5 million compared to the originally anticipated amount of $1.4 million was due to employees remaining with the Company longer than originally planned. The Company does not anticipate incurring any additional charges related to this restructuring. All charges were primarily associated with personnel-related termination costs. The Company did not incur any expense related to contractual or lease obligation or other exit costs.

On May 26, 2009, the Company committed to a third restructuring plan that resulted in the reduction of 45 employees, or approximately 85% of the Company’s workforce. This restructuring was intended to further preserve cash and reduce ongoing operating expenses, providing the Board of Directors additional time to evaluate strategic alternatives. All research and development activities were discontinued. The seven remaining employees, primarily consisting of the current officers of the Company, continued to pursue the monetization of its product pipeline and equipment while assisting the Board of Directors in the evaluation of its other strategic alternatives. Initially, it was not anticipated that the Company would incur any material costs associated with this restructuring. However, during the third quarter of 2009, the Company provided the employees associated with the May 2009 restructuring the option to enter into a release agreement, under which each employee who entered into such agreement would receive certain severance benefits. The Company recorded $0.2 million during the three months ended September 30, 2009 related to the May 2009 restructuring, of which $0.1 million was recorded in both research and development expense and general and administrative expense. For the nine months ended September 30, 2009, the Company recorded $0.4 million of expense related to this restructuring, of which $0.1 million was recorded in general and administrative expense and $0.3 million was recorded in research and development expense. The release agreement also provides for additional severance benefits if the Company reaches certain business development milestones between the date of the release agreement and May 26, 2010. If the Company reaches one milestone, the Company will incur approximately $0.6 million of additional severance expense. If the Company reaches both the first and second milestones, the Company will incur an incremental $0.5 million severance expense for a total of $1.1 million in additional severance expense.

In connection with the cessation of all research and development activities under the May 2009 restructuring, the Company incurred $0.2 million and $0.7 million in impairment charges primarily related to scientific equipment and other assets previously utilized in its research and clinical development activities for the three and nine months ended September 30, 2009, respectively. These assets are now classified as assets held for sale on the Company’s balance sheet (see Note 11). It also recorded $0.6 million in contract termination costs for the three and nine months ended September 30, 2009 primarily associated with terminating the Company’s facility lease in July 2009 (see Note 4).

Below is a reconciliation of amounts related to all restructuring plans that remain on the balance sheet as of September 30, 2009:

Employee Severance and Related Benefits
(in thousands)
Accrual balance at December 31, 2007	$—
Accruals	1,483
Payments	(901)

Accrual balance as of December 31, 2008	$582

Accruals	1,559
Payments	(2,137)

Accrual balance as of September 30, 2009	$4

The following details the restructuring charges incurred inclusive of severance and related benefits and other costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$339	$—	$2,400	$—
General and administrative	75	—	518	—
Loss on lease termination	554		554

	$968	$—	$3,472	$—

11.	Impairment and Disposal of Long-Lived Assets and Assets Held for Sale

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

In connection with the Company’s corporate restructuring during the first quarter of 2009, the Company began the process of disposing and/or discontinuing the use of various lab equipment, office equipment and furniture resulting in impairment charges of $0 and $0.3 million within research and development expenses for the three and nine months ended September 30, 2009.

In connection with the Company’s corporate restructuring during the second quarter of 2009, the Company began the process of discontinuing the use of various lab equipment, office equipment and furniture resulting in impairment charges of $0 and $0.5 million of impairment charges for the three and nine months ended September 30, 2009. Of the $0.5 million impairment charge for the nine months ended September 30, 2009, $0.4 million and $0.1 million were recorded within research and development expenses and general and administrative expenses, respectively. Impairment losses on long-lived assets to be “held and used” are reflected as a permanent write-down of the cost basis of the affected assets. The previously recorded depreciation on the impaired long-lived assets will be eliminated and a new life will be used to determine the depreciation of the revised cost basis of the assets.

The Company utilized quoted market prices to establish the fair value of these assets. The Company utilized quoted prices for similar items in active markets as determined by an independent third party (i.e. broker). Based on the Company’s estimated future cash flows, a change in the estimated useful life of these assets was deemed to be seven months (through December 2009). Additionally, as all research and development activities ceased in May 2009, all depreciation costs will be reflected as costs associated with general and administrative activities.

In July 2009, the Company’s management entered into an agreement to terminate the lease for the use of its corporate offices (see Note 4). In connection with this agreement, the Company transferred all leasehold improvements and furniture to the landlord. In addition, the Company entered into an agreement with EquipNet to facilitate the sale of the Company’s lab equipment and certain of its office equipment. The agreement provides for EquipNet to receive a pre-determined commission for proceeds generated from the sale of these assets. Amounts were payable to the Company from EquipNet in periodic installments through October 2009 for the first $1.5 million of proceeds. All proceeds in excess of $1.5 million due to the Company will be paid as earned.

The assets under the EquipNet agreement met the criteria for being classified as held for sale. As such, the assets are measured at the lower of their carrying value or the fair value less cost to sell, and are reclassified and stated separately on the balance sheet. On the effective date of the EquipNet agreement, the carrying value of the assets was $1.7 million and the fair value less the cost to sell was $1.5 million based on the market quoted prices the Company received from the broker. As a result, the Company recorded an impairment charge of $0.2 million during the three months ended September 30, 2009 and reclassified the $1.5 million to assets held for sale presented separately on the balance sheet. No further depreciation expense will be recognized on these assets.

During the three months ended September 30, 2009, EquipNet sold assets with an aggregate carrying value of approximately $0.6 million for proceeds of approximately $1.5 million resulting in a gain of $0.8 million, net of selling costs. As of September 30, 2009, the remaining carrying value of assets held for sale was $0.9 million. Pursuant to the terms of the agreement with EquipNet, the sale of the lab and office equipment is expected to be completed in November 2009.

12.	Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”), issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to the Codification.

In August 2009, the FASB issued an Accounting Standards Update related to Codification Topic 820, Fair Value Measurements and Disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

•	A valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets.

•	Another valuation technique that is consistent with the principles of Topic 820.

This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, this update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period beginning after issuance (the Company’s interim period ended September 30, 2009). The adoption of this update did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued an Accounting Standards Update to Codification Topic 740, Income Taxes. This update addresses the need for additional implementation guidance on accounting for uncertainty in income taxes, specifically, whether income tax paid to an entity is attributable to the entity or its owners; what constitutes a tax position for a pass-through entity or a tax-exempt entity; and how to apply the uncertainty in income taxes when a group of related entities comprise both taxable and nontaxable entities. This update also eliminates certain disclosures for nonpublic entities. Since the Company currently applies the standards for accounting for uncertainty in income taxes, this update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this update did not have a material impact on the Company’s financial statements.

        In October 2009, the FASB issued an Accounting Standards Update related to Codification Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements. The purpose of this update is to amend the criteria used for separating consideration in the multiple-deliverable arrangements. The amendment establishes a selling price hierarchy for determining the selling price of a deliverable; replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant; eliminates using the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires that the best estimate of a selling price is determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If adopted early, the Company would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption. The Company does not intend to adopt the amendments early. The Company does not anticipate that the adoption of this amendment will have a material impact on the Company’s financial statements.

13.	Subsequent Events

In connection with preparation of the financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 11, 2009.

Employment Agreement Amendment

On October 6, 2009, the Compensation Committee (the “Compensation Committee”) of the Board approved the amendment of the Offer Letter dated February 19, 2009 (the “Offer Letter”) and the Severance Agreement dated March 20, 2009 (the “Severance Agreement”) between the Company and Tran Nguyen, the Company’s Vice President and Chief Financial Officer. The amendment modifies the Offer Letter such that Mr. Nguyen’s entitlement to reimbursement for the costs of corporate housing and weekly trips between San Diego and San Francisco for Mr. Nguyen or his wife, which entitlement had expired on August 17, 2009, instead be extended until further notice by the Compensation Committee, and that Mr. Nguyen also receive a tax gross-up payment to compensate him for the tax impact for the extension of such reimbursements. The amendment also modifies the Severance Agreement such that Mr. Nguyen’s severance pay, which had equaled one year of his base salary plus the average of his annual bonus for the past three years, instead be equal to one year of his base salary plus his target bonus for the year in which his termination of employment with the Company is effective. Payment of the severance pay will remain spread over the 12 months following a qualifying termination.

Changes in Executive Officer Status

Due to the discontinuation of our research and development activities, the Company discontinued Barry Gumbiner, M.D.’s employment as its Vice President of Clinical Development and Chief Medical Officer, effective October 14, 2009. Following his departure, Dr. Gumbiner will continue to consult with the Company on matters related to the licensing or sale of the Company’s pipeline of product candidates and advanced discovery programs or other strategic alternatives. The Company discontinued Edgardo Baracchini, Ph.D., M.B.A.’s employment as its Senior Vice President of Business Development, effective October 23, 2009.

On October 26, 2009, the Board appointed David F. Hale, the Company’s Executive Chairman, to serve as Acting Principal Executive Officer effective as of October 30, 2009 and contingent upon the previously announced departure of Mark D. Erion, Ph.D., the Company’ current President, Chief Executive Officer and Chief Scientific Officer. On October 26, 2009, the Board appointed Tran B. Nguyen, M.B.A., the Company’ Vice President of Finance, Chief Financial Officer, Secretary and Treasurer, to serve as Principal Accounting Officer effective as of October 26, 2009.

Proposed Merger with Ligand Pharmaceuticals Incorporated

On October 26, 2009, the Company entered into an Agreement and Plan of Merger with Ligand Pharmaceuticals Incorporated, a Delaware corporation, Moonstone Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Ligand and David F. Hale as Stockholders’ Representative. See Note 2 above.

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

Recent Developments

Lease Termination

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

Pursuant to the terms of the Termination Agreement, the Lease Agreement terminated effective July 21, 2009 and the Owner granted us a license for the continued use of the facilities. The license will automatically expire on the earlier to occur of: (i) January 2, 2010 or (ii) upon receipt of a 30 day notice of termination from the Owner to us. In consideration of the early termination of the Lease Agreement, we agreed to the following: (i) to pay the Owner a fee of $2.5 million on July 21, 2009, (ii) pay up to an additional $1.5 million to be paid as 35% of the gross revenues earned by us from licenses, collaboration arrangements or sales of our existing pipeline of therapeutic programs entered into or effected during the period commencing July 1, 2009 and ending September 30, 2010, provided that the proceeds from these revenue generating events have been received by us, (iii) to grant the Owner a warrant to purchase 1.0 million shares of our common stock at $0.41 per share, (iv) to surrender and forfeit the $152,356 security deposit to the Owner and (v) transfer certain assets to the Owner consisting of leasehold improvement and furniture. The Termination Agreement excuses both us and the Owner from any further material obligations with respect to the Lease Agreement as of July 21, 2009, including the outstanding balance of approximately $0.2 million in tenant improvement loans due to the Owner.

EquipNet Sales

In July 2009, we entered into an agreement with EquipNet, Inc., or EquipNet, providing for EquipNet to sell our laboratory and office equipment. EquipNet receives a pre-determined commission for proceeds generated from the sale of these assets. Amounts were payable to us from EquipNet in periodic installments through October 2009 for the first $1.5 million of proceeds. All proceeds in excess of $1.5 million due to us will be paid as earned. During the three months ended September 30, 2009, EquipNet sold assets with an aggregate carrying value of approximately $0.6 million for proceeds of approximately $1.5 million resulting in a gain of $0.8 million, net of selling costs. As of September 30, 2009, the remaining carrying value of assets held for sale was $0.9 million. The sale of the lab and office equipment is expected to be completed in November 2009.

Proposed Merger with Ligand Pharmaceuticals Incorporated

Merger Agreement

        On October 26, 2009, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Ligand Pharmaceuticals Incorporated, a Delaware corporation, Moonstone Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Ligand, or Merger Sub, and David F. Hale as Stockholders’ Representative. The Merger Agreement provides that Merger Sub will be merged with and into Metabasis, with Metabasis continuing as the surviving corporation and a wholly-owned subsidiary of Ligand.

Under the terms of the Merger Agreement, at the effective time of the Merger, or the Effective Time, each outstanding share of our common stock (other than shares held by Ligand, Merger Sub or us or by our stockholders who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive (a) a proportionate share of a closing cash payment equal to $3,207,500 less $150,000, which is to be contributed to an account to cover the costs, expenses and compensation of the Stockholders’ Representative fund, and either (i) plus the amount that the Net Cash Amount (as defined in the Merger Agreement) exceeds the Target Net Cash Amount (as defined in the Merger Agreement) at the closing of the Merger or (ii) less the amount that the Net Cash Amount is less than the Target Net Cash Amount at the closing of the Merger; (b) one Roche CVR (as described below); (c) one TR Beta CVR (as described below); (d) one Glucagon CVR (as described below); and (e) one General CVR (as described below).

The parties have made customary representations, warranties and covenants in the Merger Agreement, including among other things, covenants (a) to conduct their respective businesses in the ordinary course between the date of the Merger Agreement and the Effective Time, (b) that Ligand will prepare and file with the Securities and Exchange Commission a registration statement on Form S-4 in which our proxy statement will be included as a prospectus; (c) for us to solicit proxies and cause a special meeting of our stockholders to be held to adopt the Merger Agreement and the transactions contemplated thereunder; (d) subject to certain exceptions which permit the our board of directors, or the Board, to withdraw its recommendation if failure to do so would be inconsistent with its fiduciary obligations, for the Board to recommend that our stockholders adopt the Merger Agreement; (e) for us not to (i) solicit proposals relating to alternative transactions or (ii) subject to certain exceptions which permit the Board to discuss certain unsolicited proposals for alternative transactions received from third parties if failure to do so would be inconsistent with its fiduciary obligations, enter into discussions concerning, or provide information in connection with, alternative transactions; and (f) for Ligand to honor the terms of the existing severance agreements and certain of our indemnification obligations. Additionally, Ligand has agreed to invest an aggregate of at least $8 million in research, development or commercialization expenses in furtherance of our drug programs prior to the 42nd month anniversary of the Effective Time.

Pursuant to the terms of the Merger Agreement, David F. Hale will act as Stockholders’ Representative and (a) negotiate and settle disputes arising under the Merger Agreement, (b) accept delivery of notices, (c) monitor fulfillment of Ligand’s $8 million in funding obligations, (d) confirm satisfaction of Ligand’s obligations under the CVR Agreements (described below) and (e) negotiate and settle matters with respect to the amounts to be paid to the holders of the CVRs (described below).

The consummation of the Merger is subject to certain customary conditions, including, without limitation, (a) the approval of the Merger Agreement and the transactions contemplated thereunder by our stockholders; (b) the absence of any legal prohibitions on the closing of the Merger; (c) subject to certain exceptions, the continued accuracy of ours and Ligand’s representations and warranties as of the Effective Time; (d) the absence of any development or event since the date of the Merger Agreement that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on either us (in the case of Ligand’s obligation to close) or Ligand (in the case of our obligation to close); (e) the effectiveness of the registration statement relating to the CVRs to be issued in the Merger; (f) obtaining required consents; and (g) no more than 1,750,000 shares of our common stock being eligible to assert dissenters’ rights.

Under the Merger Agreement, each of Ligand and us has certain rights to terminate the Merger Agreement and the Merger, including (a) by either party, if the Merger has not been consummated on or prior to February 15, 2010, subject to certain exceptions; (b) by either party, if the required stockholder approval is not obtained; (c) by Ligand, if the Board changes its recommendation regarding the Merger Agreement and the Merger; and (d) by us, if the Board validly accepts a superior proposal. If (i) Ligand or us terminates the Merger Agreement in the event the Merger does not occur by February 15, 2010 (as may be extended) and/or the stockholder vote is not obtained and (ii) Ligand has not materially breached any of the representations and warranties in the Merger Agreement and (iii) an acquisition proposal shall have been made prior to the termination of the Merger Agreement and within 12 months after the date of termination of the Merger Agreement we consummate any acquisition transaction, we shall pay Ligand a termination fee of $250,000. In the event that either (A) Ligand terminates the Merger Agreement after a change in the Board recommendation or because we breach our representations, warranties and other covenants in the Merger Agreement or (B) we terminate the Merger Agreement to pursue a superior proposal, then we shall pay Ligand a termination fee of $400,000.

The Merger Agreement contains representations and warranties that the parties to the Merger Agreement made to and solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in the confidential disclosure schedules that we delivered to Ligand in connection with signing the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between us and Ligand, rather than establishing matters of fact. Accordingly, investors and stockholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Merger Agreement and are modified in important part by the underlying disclosure schedules. Additionally, information concerning the subject matter of such representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in our public disclosures.

Voting Agreements

On October 26, 2009, in connection with the Merger Agreement, Ligand entered into voting agreements with our officers and directors and certain of our significant stockholders who together represented approximately 29% of our outstanding shares of common stock as of October 26, 2009. Under the terms of the voting agreement, each of the above parties agreed to vote, and irrevocably appointed Ligand as its proxy to, among other matters, vote, all outstanding shares of our common stock beneficially held by such party as of the record date (a) in favor of the approval of the Merger and adoption of the Merger Agreement; (b) against any other acquisition proposal or superior proposal; and (c) except as otherwise agreed to in writing in advance by Ligand, against any proposal or transaction which would reasonably be expected to prevent or delay the consummation of the Merger or the Merger Agreement. Under the terms of the voting agreement, each such party agreed not to exercise any appraisal rights or any dissenters’ rights that such party may have or could potentially have in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement.

Contingent Value Rights Agreements

At the closing of the Merger, we, Ligand and Mellon Investor Services LLC, as Rights Agent, will enter into four Contingent Value Rights Agreements, or CVR Agreements. The CVR Agreements will set forth the rights that holders of the CVRs will have with respect to each CVR (as defined in the Merger Agreement) held by them after the closing of the Merger. As described above under “Merger Agreement,” each eligible stockholder will receive one CVR under each of the four CVR Agreements for each share of our common stock held at the closing of the Merger. The CVRs will be registered under a registration statement to be filed with the SEC by Ligand on a Form S-4 and will, in general, be tradable.

Roche CVR Agreement

Subject to certain adjustments (including the required payments of certain contingent liabilities and contributions to the Stockholders’ Representative fund), holders of the Roche CVRs (as defined in the Roche CVR Agreement), will receive (if and when payable on the January 1st or July 1st following the triggering payment event), the following payouts:

•	65% of any milestone payments received by Ligand or us after October 1, 2009 under a collaboration and license agreement with Hoffmann-La Roche Inc. and its affiliates (the “Roche Agreement”);

•	68% of any royalty payments received by Ligand or us after October 1, 2009 under the Roche Agreement;

•

65% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand or us after October 1, 2009 in connection with a sale or transfer of the Roche Agreement rights (including royalty rights, milestone payment rights or rights to all or any portion of a drug candidate or technology licensed pursuant to the Roche Agreement); and

•	a proportionate share of any amounts distributed to the holders of CVRs from the Stockholders’ Representative fund.

TR Beta CVR Agreement

Subject to certain adjustments (including the required payments of certain contingent liabilities and contributions to the Stockholders’ Representative fund), holders of the TR Beta CVRs (as defined in the TR Beta CVR Agreement), will receive (if and when payable on the January 1st or July 1st following the triggering payment event), the following payouts:

•

(a) 50% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the TR Beta Program (as defined in the TR Beta CVR Agreement) prior to the sixth anniversary of the Effective Time, (b) 40% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the TR Beta Program after the sixth anniversary of the Effective Time and prior to the seventh anniversary of the Effective Time, (c) 30% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the TR Beta Program after the seventh anniversary of the Effective Time and prior to the eighth anniversary of the Effective Time or (d) 20% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the TR Beta Program after the eighth anniversary of the Effective Time and prior to the tenth anniversary of the Effective Time; and

•	a proportionate share of any amounts distributed to the holders of CVRs from the Stockholders’ Representative fund.

Glucagon CVR Agreement

Subject to certain adjustments (including the required payments of certain contingent liabilities and contributions to the Stockholders’ Representative fund), holders of the Glucagon CVRs (as defined in the Glucagon CVR Agreement), will receive (if and when payable on the January 1st or July 1st following the triggering payment event), the following payouts:

•

(a) 50% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the Glucagon Program (as defined in the Glucagon CVR Agreement prior to the sixth anniversary of the Effective Time, (b) 40% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the Glucagon Program after the sixth anniversary of the Effective Time and prior to the seventh anniversary of the Effective Time, (c) 30% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the Glucagon Program after the seventh anniversary of the Effective Time and prior to the eighth anniversary of the Effective Time or (d) 20% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the Glucagon Program after the eighth anniversary of the Effective Time and prior to the tenth anniversary of the Effective Time; and

•	a proportionate share of any amounts distributed to the holders of CVRs from the Stockholders’ Representative fund.

General CVR Agreement

Subject to certain adjustments (including the required payments of certain contingent liabilities and contributions to the Stockholders’ Representative fund), holders of the General CVRs (as defined in the General CVR Agreement), will receive (if and when payable on the January 1st or July 1st following the triggering payment event), the following payouts:

•

(a) 50% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with each deal related to the DGAT-1 Program, FBPase Inhibitor Program, GK Program, Pradefovir Program, HepDirect Program (each as defined in the General CVR Agreement) or certain other Metabasis drug development programs until such time as Ligand makes research and/or development investments in excess of $700,000 on such program or (b) 25% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with each deal related to the DGAT-1 Program, FBPase Inhibitor Program, GK Program, Pradefovir Program, HepDirect Program or certain other Metabasis drug development programs after such time as Ligand makes research and/or development investments in excess of $700,000 on such program;

•

(a) 90% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the ‘7133 Program (as defined in the General CVR Agreement) that occur after October 1, 2009 and within six months after the Effective Time, (b) 30% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the ‘7133 Program that occur after the sixth month anniversary of the Effective Time and prior to the two year anniversary of the Effective Time or (c) 10% of any aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with transactions related to the ‘7133 Program that occur after the two year anniversary of the Effective Time and prior to the ten year anniversary of the Effective Time;

•

60% of the aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with (a) any sale of certain shares of PeriCor Therapeutics, Inc. stock held by us, (b) any milestone payments or royalty payments payable pursuant to certain PeriCor Agreements (as defined in the General CVR Agreement) or (c) any full or partial sale or transfer of any rights to receive such milestone payments or royalty payments or all or any portion of a drug candidate or technology from the drug development program licensed pursuant to certain PeriCor Agreements;

•	the amount of any shortfall of Ligand’s guaranteed funding obligations under the Merger Agreement;

•

50% of the aggregate proceeds (less reasonable out of pocket transactional expenses and costs incurred by Ligand) received by Ligand in connection with any sale of our QM/MM Technology (as defined in the General CVR Agreement); and

•	a proportionate share of any amounts distributed to the holders of CVRs from the Stockholders’ Representative fund.

Going Concern

After considering the impact of these recent transactions, together with the cash available at September 30, 2009, we expect our working capital to fund our current operations through March 2010 or, if sooner, the completion of the Merger. In the event the Merger is not completed and we are otherwise unable to secure additional resources, including through another strategic transaction, we will be required to cease operations entirely.

In connection with our fiscal year end 2008 financial statement audit, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and our working capital not being sufficient to fund our operations beyond December 31, 2009.

Research and Development

Through May 2009, our research and development expenses consist primarily of salaries, stock-based compensation and other expenses for research and development personnel, costs associated with the development and clinical trials of our product candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. We charge all research and development expenses to operations as they are incurred. From June 1, 2009 through September 30, 2009, our research and development expenses consist primarily of salaries, impairment charges and various restructuring costs.

General and Administrative

General and administrative expenses consist primarily of salaries, stock-based compensation and other related costs for personnel in executive, finance, accounting, business development, information systems, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expenses, depreciation, professional fees for legal and accounting services and various restructuring costs.

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

Revenue Recognition. Our collaboration agreements generally contain multiple elements, including access to our proprietary HepDirect technology and research and development services. Payments under our collaborations are generally made in the form of up-front license fees, milestone payments and downstream royalties. All fees are nonrefundable. Revenue from milestones is recognized when earned, provided that:

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

Stock-Based Compensation. We grant equity based awards under three stockholder-approved share-based compensation plans. We may grant options and restricted stock awards to employees, directors and consultants under our Amended and Restated 2001 Equity Incentive Plan. We also grant awards to non-employee directors under our 2004 Non-Employee Directors’ Stock Option Plan. All of our employees are eligible to participate in our 2004 Employee Stock Purchase Plan which provides a means for employees to purchase common stock at a discount through payroll deductions. As of September 30, 2009, we had approximately $ 1.5 million of unrecognized compensation expense, which we expect to recognize over a weighted average period of 2.4 years.

We estimate the fair value of stock options granted using the Black-Scholes Merton, or Black-Scholes, option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including the option’s expected life and price volatility of the underlying stock. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net loss and net loss per share.

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

Asset Impairment. In accounting for the impairment or disposal of long-lived assets, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. In the instance where a long-lived asset is to be abandoned it is disposed of when it ceases to be used. We revise our estimates for depreciation based on the plan of disposal or when we cease to use such assets.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to the Codification.

In August 2009, the FASB issued Accounting Standards Update related to Codification Topic 820, Fair Value Measurements and Disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

•	A valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets.

•	Another valuation technique that is consistent with the principles of Topic 820.

This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, this update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the first reporting period beginning after issuance (our interim period ended September 30, 2009). The adoption of this update did not have a material impact on our financial statements.

In September 2009, the FASB issued an Accounting Standards Update to Codification Topic 740, Income Taxes. This update addresses the need for additional implementation guidance on accounting for uncertainty in income taxes, specifically, whether income tax paid to an entity is attributable to the entity or its owners; what constitutes a tax position for a pass-through entity or a tax-exempt entity; and how to apply the uncertainty in income taxes when a group of related entities comprise both taxable and nontaxable entities. This update also eliminates certain disclosures for nonpublic entities. Since we currently apply the standards for accounting for uncertainty in income taxes, this update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this update did not have a material impact on our financial statements.

In October 2009, the FASB issued an Accounting Standards Update related to Codification Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements. The purpose of this update is to amend the criteria used for separating consideration in the multiple-deliverable arrangements. The amendment establishes a selling price hierarchy for determining the selling price of a deliverable; replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant; eliminates using the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires that the best estimate of a selling price is determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If adopted early, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption. We do not intend to adopt the amendments early. We do not anticipate that the adoption of this amendment will have a material impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenues. Revenues were $4.9 million for the three months ended September 30, 2009 compared to $1.4 million for the three months ended September 30, 2008. The $3.5 million increase was mainly due to a $2.0 milestone payment received from Roche in exchange for the transfer to Roche of certain know-how related to our HCV collaboration as well as an increase of approximately $1.9 million related to accelerating the unamortized license fee related to our HCV collaboration as a result of Roche not extending the research term beyond the first year of the two year term. These increases were offset by a decrease of approximately $0.4 million related to the Merck collaboration that ended during the second quarter of 2009.

        Research and Development Expenses. Research and development expenses were $0.4 million for the three months ended September 30, 2009 compared to $8.5 million for the three months ended September 30, 2008. The $8.1 million decrease was mainly due to a decrease of $4.5 million in payroll and related benefits as a result of lower headcount, a decrease of $1.2 million in clinical, pre-clinical and development expenses for the MB07811, MB07803, MB07133 and other research programs and a decrease of $0.5 million in non-cash stock-based compensation. In addition, we recognized approximately $0.3 million in gains from entering into settlement agreements with certain vendors. In connection with the restructuring in May 2009, all research and development activities were discontinued. As a result, all facilities and other formerly allocated overhead costs subsequently became fully absorbed by the general and administrative function resulting in a decrease of $1.8 million in depreciation and occupancy costs. Offsetting the decreases was an impairment charge of approximately $0.2 million related to classifying certain lab equipment and computers as assets held for sale in connection with the EquipNet agreement. We do not expect to incur any additional research and development costs.

General and Administrative Expenses. General and administrative expenses were $2.1 million for the three months ended September 30, 2009 compared to $2.7 million for the three months ended September 30, 2008. The $0.6 million decrease was mainly due to a decrease of $0.8 million in payroll and related benefits as a result of lower headcount and a decrease of $0.3 in professional services, non-cash stock-based compensation and other miscellaneous expenses. In connection with the restructuring in May 2009, all research and development activities were discontinued. As a result, all facilities and other formerly allocated overhead costs subsequently became fully absorbed by the general and administrative function resulting in an approximate $0.5 million increase in costs reflected in general and administrative expenses.

Other Operating Expense. For the three months ended September 30, 2009 we recognized a loss of approximately $0.6 million related to terminating our facility lease in July 2009. Also for the three months ended September 30, 2009, we recognized a gain of approximately $0.8 million on the sale of assets held for sale under the EquipNet agreement entered into in July 2009.

Other Income (Expense). Net interest expense was immaterial for the three months ended September 30, 2009 compared to net interest expense of $0.1 million for the three months ended September 30, 2008. The change was primarily a result of decreased interest expense associated with the settlement of our former debt obligations with Oxford Finance Corporation during the first half of 2009 and decreased interest income as a result of lower cash balances in the third quarter of 2009 as compared to the third quarter of 2008.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Revenues. Revenues were $16.5 million for the nine months ended September 30, 2009 compared to $3.0 million for the nine months ended September 30, 2008. The $13.5 million increase was mainly due to a $6.0 million one-time, non-refundable payment received from Merck in settlement of all potential future amounts payable by Merck in the form of milestone or royalty payments under our AMPK collaboration agreement. The increase was also due to a $6.7 million increase in license and research revenues from our HCV collaboration with Roche as a result of accelerating the unamortized license fee due to Roche not extending the research term of the collaboration beyond the first year of the two year term, as well as the $2.0 million milestone payment received from Roche in exchange for the transfer of certain know-how related to our collaboration. These increases were offset by a decrease of $1.2 million in license and research revenues from our AMPK collaboration with Merck as the research period naturally ended in the second quarter of 2009.

Research and Development Expenses. Research and development expenses were $11.2 million for the nine months ended September 30, 2009 compared to $27.9 million for the nine months ended September 30, 2008. The $16.7 million decrease was mainly due to a decrease of $10.6 million in payroll and related benefits as a result of lower headcount, a decrease of $4.0 million in clinical, preclinical and development expenses for the MB07811, MB07803, MB07133 and other research programs, and a decrease of $1.2 million in non-cash stock-based compensation. We also recognized approximately $0.3 million in gains from entering into settlement agreements with certain vendors. In addition, we experienced a decrease of $2.8 million in depreciation and occupancy costs, primarily as a result of a change in the allocation of these costs. In connection with the restructuring in May 2009, all research and development activities were discontinued. As a result, all facilities and other formerly allocated overhead costs subsequently became fully absorbed by the general and administrative function. These decreased costs were partially offset by a $1.6 million increase in costs associated with severance benefits provided in connection with the January 2009 and May 2009 restructurings and $0.7 million in costs associated with the disposal and/or discontinued use of various long-lived assets. We do not expect to incur any additional research and development costs.

General and Administrative Expenses. General and administrative expenses were $7.5 million for the nine months ended September 30, 2009 compared to $7.7 million for the nine months ended September 30, 2008. The $0.2 million decrease was primarily comprised of a $1.5 million decrease in payroll and related benefits due to lower headcount and a $0.4 million decrease in professional services. In connection with the restructuring in May 2009, all research and development activities were discontinued. As a result, all facilities and other formerly allocated overhead costs subsequently became fully absorbed by the general and administrative function resulting in an approximate $1.3 million increase in costs reflected in general and administrative expenses. In addition, we incurred $0.4 million in costs associated with severance benefits provided in connection with the January 2009 and May 2009 restructurings and $0.1 million in costs associated with the disposal and/or discontinued use of various long-lived assets.

Other Operating Expense. For the nine months ended September 30, 2009 we recognized a loss of approximately $0.6 million related to terminating our facility lease in July 2009. Also for the nine months ended September 30, 2009, we recognized a gain of approximately $0.8 million on the sale of assets held for sale under the EquipNet agreement entered into in July 2009.

Other Income (Expense). Net interest expense was $0.5 million for the nine months ended September 30, 2009 compared to net interest income of $0.1 million for the nine months ended September 30, 2008. The $0.6 million change was primarily a result of increased interest expense associated with the settlement of our former debt obligations with Oxford and decreased interest income as a result of lower cash balances in the nine months of 2009 as compared to the first nine months of 2008. These impacts were partially offset by a $0.2 million gain recognized from the restructuring of our debt obligation with Oxford.

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

As of September 30, 2009, we had $2.2 million in cash and cash equivalents as compared to cash, cash equivalents and securities available-for-sale of $21.6 million as of December 31, 2008, a decrease of $19.4 million. The decrease is primarily a result of net cash used in operations of $9.3 million, $8.6 million of aggregate payments made during the first half of 2009 in final settlement of our debt obligation with Oxford and the $2.5 million payment related to the lease termination, offset by $0.9 million in proceeds received from the EquipNet agreement.

After considering the impact of the recent transactions described under “Recent Developments” above, together with the cash available at September 30, 2009, we expect our working capital to fund our current operations through March 2010 or if sooner, the completion of the Merger. In the event the Merger is not completed and we are otherwise unable to secure additional resources, including through another strategic transaction, we will be required to cease operations entirely. If we raise additional funds by issuing equity securities, our stockholders will experience significant dilution of their ownership interests. If we raise additional funds by issuing debt or other senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances.

The following summarizes our long-term contractual obligations as of September 30, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating leases	$20	$8	$12	$—	$—
Capital leases	35	26	9	—	—
Interest on capital leases	3	2	1	—	—

Total	$58	$36	$22	$—	$—

We have maintained employment agreements with our executive officers and certain other key employees that, under certain circumstances, provide for the continuation of salary and certain other benefits if these individuals are terminated under specified circumstances. These agreements generally expire upon termination for cause or when we have met our obligations under these agreements. As of September 30, 2009, $0.4 million in severance and other separation benefit costs were accrued in connection with the separation of our former chief executive officer. In October 2009, the Company discontinued the employment of certain executive officers, entitling them to severance benefits, including continuation of salary and certain other benefits, of approximately $1.3 million.

As part of the release agreement entered into with employees associated with the May 2009 restructuring, additional severance benefits will be paid if we reach certain business development milestones between the date of the release agreement and May 26, 2010. If we reach one milestone, we will pay approximately $0.6 million of additional severance benefits. If we reach both the first and second milestones, we will pay an incremental $0.5 million of severance benefits for a total of $1.1 million in additional severance benefits.

As part of the consideration for the early termination of the Lease Agreement, we agreed to pay up to an additional $1.5 million to the Owner to be paid as 35% of the gross revenues earned by us from licenses, collaboration arrangements or sales of our existing pipeline of therapeutic programs entered into or effected during the period commencing July 1, 2009 and ending September 30, 2010, provided that the proceeds from these revenue generating events have been received by us.

We have no other material contractual obligations that are not fully recorded on our balance sheets or disclosed in the notes to our financial statements. We have no off-balance sheet arrangements as defined in Securities and Exchange Commission Regulation S-K 303(a)(4)(ii).

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

        In May 2009, we terminated all of our employees with the exception of the officers of the Company and two other key individuals. Only two officers remain employed by the Company at the present time. Due to the inherent limitations of our Company from the date of the restructuring in May 2009, derived from the limited number of employees and requisite skill sets, management concluded that there is a material weakness with respect to the segregation of duties that may not provide reasonable assurance regarding the reliability of internal controls over financial reporting and may not prevent or detect misstatements. These shortfalls are reasonably likely to materially affect our internal control over financial reporting until such time as we are able to remediate these issues. Due to our limited resources and the pendency of the Merger, we do not currently intend to remediate the weaknesses associated with our disclosure controls and procedures.

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

Risks Related to the Proposed Merger with Ligand Pharmaceuticals Incorporated

We may not be able to complete the Merger with Ligand, and failure to do so could adversely affect our business.

We cannot assure you that we will close the pending Merger with Ligand in a timely manner or at all. The consummation of the Merger is subject to a variety of risks that could materially and adversely affect our business and financial results, including risks that our business may suffer due to uncertainty; risks that we will forego business opportunities while the Merger is pending; and risks inherent in negotiating and completing any transaction. In particular, the consummation of the Merger is subject to certain customary conditions, some of which are outside our control, such as the requirement that no more than 1,750,000 shares of our common stock be eligible to assert dissenters’ rights. If any of these conditions are not satisfied, the Merger may not be consummated. In the event that the Merger is not consummated, we may be subject to significant costs, including legal, accounting and advisory fees related to the Merger, which must be paid even if the Merger is not completed, as well as the payment of a termination fee under certain circumstances; and the market price of our common stock could decline. If we do not close the Merger with Ligand and we are unable to secure additional resources, including through another strategic transaction, we will be required to cease operations entirely.

A substantial portion of the consideration payable in the Merger consists of CVRs, which may not result in significant cash payments and may not be tradable on a liquid market.

A substantial portion of the consideration payable in the Merger consists of CVRs, pursuant to which former Metabasis stockholders may be entitled to cash payments as frequently as every six months as cash is received by Ligand from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. Holders of the CVRs will be dependent upon Ligand for the further development, sale and partnering of such programs that may give rise to payments under the CVRs. While Ligand has committed to spend at least $8 million in new research and development funding on such programs within 42 months following the closing of the Merger, and the Stockholders’ Representative will monitor fulfillment of those obligations, the holders of the CVRs will generally have no control over the specific research, development, sale and partnering activities undertaken by Ligand. Holders of the CVRs will be dependent upon Ligand to protect the intellectual property used in our programs, including by obtaining and/or maintaining patent protection for those programs and defending any such patents against third-party challenges. In addition, the research, development, sale and partnering activities that may give rise to payments under the CVRs are subject to the same general product and business development risks that we have historically faced as an independent company and which are described in more detail below. We cannot assure you that the CVRs will ultimately result in significant, if any, cash payments to the former stockholders of the Company. In addition, while the CVRs will be registered under a registration statement to be filed with the SEC and will, in general, be tradable, we cannot assure you that a liquid market will ever develop for the CVRs, or that holders of the CVRs will be able to trade such CVRs on acceptable terms if desired.

Our executive officers and directors may have interests in the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of Company common stock and stock options, the potential receipt of severance payments by certain executive officers in connection with the proposed Merger with Ligand, and compensation for providing stockholders’ representative services.

Risks Related to our Finances and Capital Requirements

We may need substantial additional funds to continue operations, which we may not be able to raise on favorable terms, or at all.

After considering the impact of the Merger and other recent transactions, together with the cash available at September 30, 2009, we expect our working capital to fund our current operations through March 2010, or if sooner, the completion of the Merger. In the event the Merger is not completed and we are otherwise unable to secure additional resources, including through another strategic transaction, we will be required to cease operations entirely. If we raise additional funds by issuing equity securities, our stockholders will experience significant dilution of their ownership interests. If we raise additional funds by issuing debt or other senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we will be unable to continue our operations.

We may need to liquidate the Company in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code, and in that event, it is unlikely that stockholders would receive any value for their shares.

We have incurred net operating losses every year since our inception. As of September 30, 2009, we had an accumulated deficit of approximately $194.8 million. In the event the Merger is not completed, any other actions that we take may not raise or generate sufficient capital to fully address the uncertainties of our financial position. As a result, we may be unable to realize value from our assets and discharge our liabilities in the normal course of business. If the Merger is not completed and we are otherwise unable to secure additional resources, including through another strategic transaction, we would likely need to liquidate the Company in a voluntary dissolution under Delaware law or to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we or a trustee appointed by the court may be required to liquidate our assets. In either of these events, we might realize significantly less value from our assets than their carrying values on our financial statements. The funds resulting from the liquidation of our assets would be used first to satisfy obligations to creditors before any funds would be available to our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate under Delaware law or the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our balance sheets as of December 31, 2008 and 2007 and our statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and our working capital not being sufficient to fund our operations through December 31, 2009. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our independent registered public accounting firm’s substantial doubt about our ability to continue as a going concern may be perceived by our investors as a risk of insolvency and potentially impair our ability to enter into new debt facilities or equity financings.

The recent changes in regulatory requirements for developing drugs for the treatment of metabolic disease have increased the cost of development of metabolic disease products and negatively impacted the economic potential of collaborative partnerships in the metabolic disease area.

Our assets include product candidates and advanced discovery programs for the treatment of metabolic diseases. The clinical development, manufacturing and commercialization of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. In the U.S., a party is not permitted to market a product candidate until it receives approval of a New Drug Application, or NDA, from the FDA. The process of obtaining these approvals is expensive, takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products. For example, in February 2008 the FDA released draft guidance regarding clinical trials for product candidates treating diabetes that may result in more stringent requirements for the clinical testing and regulatory approval of such product candidates. These and any future guidance that may result from FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. Certain large pharmaceutical and/or biotechnology companies may elect to terminate or not pursue development activities for diabetes products as a result of this draft guidance and possible increases in development costs and therefore may be unavailable as potential collaboration or licensing partners or acquirers of these product candidates. Similarly, product candidates for treating hyperlipidemia may be subject to guidance in the future that may limit the number of potential collaboration or licensing partners or acquirers of these product candidates.

The anticipated increases in the cost of development, complexity and time associated with expected additional regulatory requirements inherently increases the risk of delaying and/or not obtaining the FDA approvals necessary to develop, manufacture or commercialize products in metabolic diseases. Moreover, if any of our product candidates receive regulatory approval, the FDA or other foreign regulatory agencies may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose on-going requirements for potentially costly post-approval studies. The increased costs associated with more stringent regulatory requirements may negatively impact the ability to establish collaborations for or license or sell our product candidates.

Turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations and financial condition.

Since our inception, we have funded our operations primarily with net proceeds from equity financings, our venture debt facility and strategic alliances and collaborative partnerships. In the event the Merger is not consummated, and we are not otherwise able to secure additional resources through equity financings, business development activities or another strategic transaction, we will be required to cease operations. The credit markets and the financial services industry are currently experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain the capital necessary to continue operations, if needed.

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict when we will become profitable, if ever.

We have incurred net losses from our inception. As of September 30, 2009, we had an accumulated deficit of approximately $194.8 million. While we are unable at this time to determine whether our net losses will increase or decrease in the future, in the event the Merger is not consummated, we expect to continue to incur net losses for the foreseeable future.

We currently lack a significant continuing revenue source.

To date, our product candidates and strategic collaborations have not generated any significant revenues, other than one-time or time-limited payments associated with our collaborations such as milestone payments and up-front fees. The ability to generate significant revenues from our product candidates and strategic collaborations depends on a number of factors, including:

•	successful completion of development activities for our product candidates,

•	achievement of regulatory approval for our product candidates, and

•	successful completion of current and future business development activities.

These activities may not generate significant revenues for several years.

We may not have sufficient authorized and available shares of common stock to raise additional funds by issuing securities.

We had 53,012,415 authorized shares of common stock available for future issuance as of September 30, 2009. In the event the Merger is not completed and we wish to raise additional funds through public or private equity offerings, we may be required to obtain stockholder approval to increase the number of authorized shares of our common stock in order to provide a sufficient number of shares for such an equity offering given recent market prices for our common stock. If we are unable to obtain stockholder approval to increase our authorized shares, then our ability to raise additional funds through public or private equity offerings may be limited due to our having insufficient authorized and available shares of common stock. If it becomes necessary to raise additional funds through the issuance of securities and no alternative source of funds is available, we may be unable to continue our operations.

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

Raising additional funds by issuing securities or through licensing arrangements may cause significant dilution to, or impair the rights of, existing stockholders, significantly restrict our operations or require us to relinquish proprietary rights.

In the event the Merger is not consummated, we may seek to raise additional funds through public or private equity offerings, licensing arrangements, debt financings, grants or other alternatives. We have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock and warrants to purchase our common stock in the future for an aggregate initial offering price of up to $75 million, subject to substantial limitations relating to the aggregate market value of our common stock held by non-affiliates. We may sell additional securities from time to time in one or more offerings in amounts, at prices and on terms that we will determine at the time of the offering. To the extent that we raise additional capital by issuing equity securities, pursuant to our effective shelf registration statement or otherwise, our existing stockholders’ ownership will be significantly diluted. If we raise additional capital by issuing debt or senior securities, then the rights, preferences and privileges of our existing common stock may be junior to any rights, preferences or privileges that may be established in connection with any such issuances.

Any debt financing we enter into may involve covenants that significantly restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary HepDirect technology, or grant licenses on terms that are not favorable to us.

Given the on-going financial crisis in the U.S. and other current negative macroeconomic indicators, such as the recession in the U.S. or other economic downturns in the global markets, our ability to issue securities or obtain debt financing in the future, if necessary, may not be available or attainable on favorable terms, if at all.

Risks Related to the Securities Markets and Investment in our Common Stock

As of September 30, 2009 we received notice of failing to meet two of the Nasdaq Capital Market’s continued listing requirements and our common stock could be delisted from the Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

On September 15, 2009, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that based upon the closing bid price of our common stock for the prior 30 consecutive business days, we did not maintain a minimum closing bid price of $1.00 per share or more that is required for continued listing on the Nasdaq Capital Market. We have a grace period of 180 calendar days, or until March 15, 2010, in which to regain compliance. If at anytime during this grace period the closing bid price of our common stock is $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of regained compliance.

At June 30, 2009, we maintained a stockholders’ deficit of $0.4 million and received a letter from Nasdaq stating that we did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Due to the acceleration of the $2.0 million milestone payment received from Roche in exchange for the transfer to Roche of certain know-how related to our HCV collaboration during the three months ended September 30, 2009, we believe that we have regained compliance with the shareholders’ equity requirement and have communicated such to Nasdaq. Nasdaq will continue to monitor our ongoing compliance with the shareholders’ equity requirement and, if Nasdaq concludes that we have not evidenced compliance, we may be subject to delisting.

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

        Our executive officers, directors and holders of 5% or more of our outstanding common stock, beneficially owned approximately 74% of our common stock as of September 30, 2009. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that is not necessarily consistent with the interests of other stockholders.

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•

matters related to our proposed Merger with Ligand, including the fact that the consummation of the Merger is subject to certain conditions outside our control, such as the requirement that no more than 1,750,000 shares of our common stock be eligible to assert dissenters’ rights,

•	any unsolicited acquisition proposals we may receive,

•	changes in the regulatory status of our product candidates, including the status and results of development activities,

•	establishment of new license or asset acquisition agreements,

•	events affecting Roche or any future collaborators,

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors,

•	regulatory developments in the U.S. and foreign countries,

•	fluctuations in stock market prices and trading volumes of similar companies,

•	variations in our quarterly operating results,

•	changes in securities analysts’ estimates of our financial performance,

•	changes in accounting principles,

•	issuances of new equity securities by us, pursuant to our effective shelf registration statements or otherwise,

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders,

•	additions or departures of key personnel,

•	discussion of us or our stock price by the financial and scientific press and in online investor communities, and

•	changes in industry and general market conditions, including the recent economic crisis.

Our certificate of incorporation provides the ability to issue preferred stock without any further vote or action by our stockholders, and any such issuance may be significantly dilutive to and impair the rights of holders of our common stock.

Our board of directors has the authority to issue up to 5.0 million shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock could also have a significantly dilutive effect on our stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Our Board has determined that these provisions will not apply to the proposed Merger with Ligand, but they may apply to other potential future transactions, if any, in the event the proposed Merger is not consummated. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

We have disclosed material weaknesses with our internal controls that we do not currently intend to remediate due to our limited resources and the pendency of the Merger. If we discover other deficiencies or material weaknesses, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

Future sales of our common stock may cause our stock price to decline.

A large portion of our shares are held by a small number of persons and investment funds. In addition, these persons and funds hold warrants to purchase 3,363,556 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. Moreover, several of our stockholders and warrant holders have rights, subject to some conditions, to require us to file registration statements covering the unregistered shares they currently hold or may acquire upon exercise of warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders. Sales by these current and potential future stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock.

We are at risk of litigation due to our stock price volatility and the proposed Merger with Ligand.

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In addition, in the past, stockholders have initiated litigation against a company following an announcement of an acquisition transaction. To date, we have not been subject to securities class action litigation or any litigation related to the proposed Merger with Ligand. However, we may in the future be the target of this litigation. Litigation could result in substantial costs and divert our management’s attention and resources, and could seriously harm our business and affect the consummation of the proposed Merger with Ligand.

Risks Related to our Business

Delays in the commencement or completion of clinical trials could result in increased costs.

Delays in the commencement or completion of clinical trials could significantly impact product development costs. We do not know whether potential future clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

•	obtaining the necessary resources to fund the trial,

•	obtaining regulatory approval to commence a clinical trial,

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites,

•	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct the clinical trial,

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site,

•	recruiting and enrolling patients to participate in a clinical trial, and

•	the failure of collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

In addition, once a clinical trial has begun, it may be suspended or terminated, including by the FDA or other regulatory authorities, due to a number of factors including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols,

•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold,

•	unforeseen safety issues, or

•	lack of adequate funding to continue the clinical trial.

If there are significant delays in the commencement or completion of clinical testing, product development costs may increase, and any competitive advantage associated with early market entry may be lost. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

We are currently dependent on our collaboration with Roche for the development and commercialization of product candidates related to that collaboration, and the development of our current and future product candidates may depend on future collaborators. Events involving our collaboration with Roche, or any future collaborations, could prevent the development and commercialization of our product candidates.

We maintain a collaboration with Roche relating to the development of new products for treating hepatitis C. The research term of our collaboration with Roche ended in July 2009. We are dependent on Roche for further development and commercialization of any resulting product candidates.

We have limited control over the amount and timing of resources that Roche or any future collaborators devote to our programs or potential product candidates. These collaborations may end or may be terminated or the collaborators may otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, the collaborators may not develop product candidates that arise out of these collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products.

Present and future collaborators may fail to develop or effectively commercialize products or drug compounds if:

•	our product candidates do not meet the primary endpoints of any clinical trials conducted on them or exhibit undesirable side effects,

•	patent protection is unavailable or not obtained for our product candidates or our proprietary HepDirect technology,

•	potential collaborators are less willing to expend their resources on our programs due to their focus on other programs or as a result of general market conditions,

•	collaborators compete with our product candidates or enter into agreements with parties that compete with our product candidates,

•	there are regulatory hurdles that prevent commercialization of our product candidates,

•	one or more collaborations with respect to our product candidates conflict with the business objectives of collaborators with respect to other product candidates,

•	consolidation in our target markets limits the number of potential collaborators, or

•	potential collaborators refuse to enter into agreements under terms satisfactory to us.

The occurrence of any of these events may prevent the generation of significant revenues from the development and commercialization of our product candidates.

Conflicts may arise with collaborators that could delay or prevent the development or commercialization of our product candidates.

Conflicts may arise with collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones or the ownership of intellectual property developed during the collaboration. Any such conflict or disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent the generation of significant revenues from such product candidates:

•	unwillingness on the part of a collaborator to pay milestone payments or royalties due under a collaboration agreement,

•

uncertainty regarding ownership of intellectual property rights arising from collaborative activities, which could prevent the establishment of additional collaborations or the development and/or commercialization of product candidates, or disagreements with collaborators regarding the protection of intellectual property rights,

•

unwillingness on the part of a collaborator to provide information regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities, or

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our product candidates.

We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have expended significant time, money and effort in the development of our assets, MB07811, MB07803, our glucagon antagonist program, pradefovir and MB07133. Early clinical trials conducted to date have provided initial evidence of safety and therapeutic effect with all of our product candidates. However, to date, no pivotal, adequate and well-controlled clinical trials designed to provide clinical and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Product development efforts for our product candidates may not lead to commercial drugs, either because our product candidates fail to be safe and effective, collaborators or licensees discontinue development, or because we have inadequate financial or other resources to pursue our product candidates through the clinical development and approval processes. Failure to demonstrate safety or efficacy at any time or during any phase of development of a product candidate would result in potentially significant delays in, or abandonment of, development of the product candidate.

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval and begin commercialization for a number of years, if at all. Even if regulatory approval were ultimately granted for these product candidates, they may be unable to be commercialized successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost effectiveness, restrictions of labeling in the use of products, the cost of manufacturing the product on a commercial scale and the effect of competition with other drugs. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects.

Development of our product candidates may not produce favorable results, delaying or preventing the commercialization of these products.

To receive regulatory approval for the commercialization of our assets, MB07811, MB07803, our glucagon antagonist program, pradefovir and MB07133, or any other product candidates, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA in the U.S. and other regulatory agencies elsewhere in the world. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. In addition, regulatory approval of our product candidates may be affected by adverse results in animal studies conducted during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation.

The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. Numerous unforeseen events may occur during, or as a result of, the development process that could delay or prevent commercialization of our product candidates, including the following:

•	clinical trials may produce negative or inconclusive results,

•

animal studies conducted on product candidates during clinical development to, among other things, evaluate their toxicology and pharmacokinetics and optimize their formulation may produce unfavorable results,

•	patient recruitment and enrollment in clinical trials may be slower than anticipated,

•	costs of development may be greater than anticipated,

•	our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance if approved,

•

collaborators who are responsible for development of our product candidates may not devote sufficient resources to these clinical trials or other studies of these candidates or conduct them in a timely manner, or

•	delays may occur in obtaining regulatory approvals to commence a clinical trial.

        Success in early development does not mean that later development will be successful because, for example, product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing.

Clinical experience with our product candidates is limited, and to date our product candidates have been tested in less than the number of patients that would need to be studied to gain regulatory approval. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of these product candidates. In addition, the requirements for regulatory approval of our product candidates may change, making it more difficult to achieve such approval in a timely manner or at all. For example, in February 2008 the FDA released draft guidance regarding clinical trials for product candidates treating diabetes that may result in more stringent requirements for the clinical testing and regulatory approval of such product candidates. This and any future guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements required to maximize the value of our programs seeking to develop new product candidates for diabetes.

The targeted endpoints and goals established for development of our product candidates, including by any collaborators, licensees or acquirers of those product candidates, may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if data collected during the development of our product candidates appear to be promising, such data may not be sufficient to support marketing approval by the FDA or other regulatory agencies abroad. Further, data generated during development can be interpreted in different ways, including by the FDA or other foreign regulatory agencies. Failure to adequately demonstrate the safety and efficacy of our product candidates would prevent the receipt of regulatory approval, and ultimately the commercialization of these product candidates.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications.

Prior to receiving regulatory approval, undesirable side effects observed in human clinical trials or in supportive animal studies with our product candidates could interrupt, delay or halt their development and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval. In turn, this could eliminate or limit the ability to commercialize our product candidates and generate revenues from their sale.

Our product candidates may exhibit adverse effects in animal toxicology studies. Our product candidates could also exhibit adverse interactions with other drugs. The unique nature of our proprietary HepDirect technology may cause undesirable side effects in future clinical trials or supportive animal studies. In addition, our product candidates may have greater or lesser degrees of potential risk of undesirable side effects relative to other product candidates based on the nature of their molecular targets and the various physiological responses associated with those targets. For example, MB07811 is a product candidate designed to exploit the beneficial hepatic effects of thyroid hormone agonists while avoiding toxicities related to systemic exposure to these types of compounds. If MB07811 is not successful in this regard, it could be associated with undesirable side effects.

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

Our products may require a risk management program that could include but not be limited to patient and healthcare provider education, usage guidelines, appropriate promotional activities, a post-marketing observational study, and on-going safety and reporting mechanisms. Prescribing could be limited to physician specialists or physicians trained in the use of the product or prescribing could be limited to a more restrictive patient population. Any risk management program required for approval of our product candidates could potentially have an adverse impact on the sale of those product candidates.

Undesirable side effects involving our product candidates may have other significant adverse implications, for example:

•	we may be unable to obtain additional financing on acceptable terms, if at all,

•	our stock price could decline,

•	collaborators may ultimately terminate development of our partnered products, may further decide not to develop backup product candidates and may terminate their collaboration agreements,

•

if development of these product candidates is later continued and regulatory approval is received, earlier findings may significantly limit their marketability and thus significantly lower potential future revenues from their sale,

•	product liability or stockholder litigation may ensue.

In addition, if any of our product candidates receive marketing approval and undesirable side effects caused by the product are later identified:

•	regulatory authorities may withdraw their approval of the product, or it may be appropriate to cease marketing and sale of the product voluntarily,

•

regulatory authorities may require changes in the way the product is administered, the labeling of the product, or the product’s manufacturing facilities, or require that additional studies be conducted, and

•	reputational harm may result.

Any of these events could prevent the achievement or maintenance of market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent the generation of significant revenues from the sale of the product.

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

Because certain of our product candidates and research programs are dependent on our proprietary HepDirect technology, adverse events affecting our proprietary HepDirect technology may in turn delay or prevent the development or commercialization of our product candidates, which could impede the generation of significant revenues from our product candidates.

Our product candidates are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable governmental authorities in foreign markets. In the U.S., a party is not permitted to market a product candidate until it receives approval of an NDA from the FDA or receives similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products. For example, in February 2008 the FDA released draft guidance regarding clinical trials for product candidates treating diabetes that may result in more stringent requirements for the clinical testing and regulatory approval of such product candidates. This and any future guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. Such increased expense could make it more difficult to obtain favorable terms in the collaborative arrangements required to maximize the value of our programs seeking to develop new product candidates for diabetes.

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA or other foreign regulatory agencies can delay, limit or deny approval of a product candidate for many reasons, including:

•	a product candidate may not be safe and effective,

•	FDA or other foreign regulatory agency officials may not find the data from preclinical testing and clinical trials generated during development sufficient,

•	the FDA or other foreign regulatory agency may not approve of third-party manufacturers’ processes or facilities, or

•	the FDA or other foreign regulatory agency may change its approval policies or adopt new regulations.

Any delay in obtaining, or inability to obtain, these approvals would prevent the commercialization of our product candidates.

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

•	issue warning letters or other notices of possible violations,

•	impose civil or criminal penalties or seek disgorgement of revenue or profits,

•	suspend regulatory approval,

•	suspend any on-going clinical trials,

•	refuse to approve pending applications or supplements to approved applications,

•	impose restrictions on operations, including costly new manufacturing requirements, or

•	seize or detain products or require a product recall.

In order to market any products outside of the U.S., a party must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse impact regarding FDA approval in the U.S., including the risk that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and adversely impact potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

Failure to comply with applicable foreign regulatory requirements may result in fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

If competitors have products that are approved faster, marketed more effectively or demonstrated to be more effective than our product candidates, the commercial opportunity for those product candidates will be reduced or eliminated.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Our product candidates face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Due to the high demand for treatments for liver and metabolic diseases, research is intense and new treatments are being sought out and developed by our competitors.

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

Many of competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly that would render our product candidates obsolete and noncompetitive. Competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their products sooner than approvals are obtained for our product candidates.

The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

Even if our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	ability to provide acceptable evidence of safety and efficacy,

•	relative convenience and ease of administration,

•	the prevalence and severity of any adverse side effects,

•	restrictions on use in combination with other products,

•	availability of alternative treatments,

•	pricing and cost effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and their target markets,

•	effectiveness of sales and marketing strategies, and

•	ability to obtain sufficient third-party coverage or reimbursement.

Health care reform measures and reimbursement policies, if not favorable to our product candidates, could hinder or prevent our product candidates’ commercial success.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect:

•	the ability to set a price we believe is fair for our products,

•	the ability to generate revenues from our products,

•	our ability to distribute our products due to constraints imposed by a risk management plan,

•	the future revenues and profitability of potential customers, suppliers and collaborators, and

•	the availability of capital.

In certain foreign markets, the pricing of prescription drugs is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, in January 2007, the House of Representatives passed the Medicare Prescription Drug Price Negotiation Act of 2007. The bill requires the federal government (specifically the Department of Health and Human Services) to negotiate with drug companies over the price of drugs for Medicare participants. In addition, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a Medicare prescription drug benefit that began in 2006 and mandates other reforms. While we cannot predict the full outcome of the implementation of these legislations, it is possible that the new Medicare prescription drug benefit, which is managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm the ability to market our products and generate revenues from the sale of our products. It is also possible that other similar proposals will be adopted.

The ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Third-party payors including state governments are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the U.S., which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of our product candidates from coverage and reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could significantly reduce our revenues from the sale of any approved product. Restrictions imposed by a risk management plan could limit accessibility and distribution of our products.

Risks Related to our Intellectual Property

The success of our product candidates and programs depends upon their intellectual property protection, including the protection of the proprietary HepDirect technology and compounds used in our programs.

The commercial success of our product candidates and programs depends on obtaining and maintaining patent protection and/or trade secret protection of our product candidates, our proprietary HepDirect technology and their uses, as well as successfully defending any patents that issue against third-party challenges. Our product candidates, proprietary HepDirect technology and their uses may only be protected from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

The filing, prosecution and defense of patents at pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain. Our product candidates and programs may be particularly affected by this because we expect that pradefovir and MB07133, if approved, will be marketed in foreign countries with high incidences of hepatitis B and primary liver cancer, respectively. Decisions or actions regarding patent filing and/or changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of the intellectual property associated with our product candidates and programs.

        Decisions or actions regarding patent filing are complex and may not result in successful protection of our products from competition. Patent positions for products are highly uncertain and involve complex legal and factual questions which may ultimately be decided to the detriment of our products’ competitive positions’ in the U.S. and these other countries. Patentable products or processes may not be developed in the U.S. and these other countries, and pending applications may not result in patents. Even if patent claims are allowed in the U.S. and these other countries, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology associated with our product candidates and programs. Any patents or patent rights obtained in the U.S. and other countries may be circumvented, challenged or invalidated by competitors. In addition, if outside patent firms fail to take appropriate action to secure or enforce our patents in a timely manner, or provide us with incorrect or inappropriate advice, it could be detrimental to our patent positions.

Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in patents covering our product candidates and programs or in third-party patents in the U.S. and other countries.

The degree of future protection for the proprietary rights in our product candidates and programs is uncertain because legal means afford only limited protection and may not adequately protect those rights or allow for a competitive advantage. For example:

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents,

•	we might not have been the first to file patent applications for these inventions,

•	others may independently develop similar or alternative technologies or duplicate any of our technologies,

•	it is possible that none of our pending patent applications or any future patent applications will result in issued patents,

•	our issued patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties,

•	our issued patents may not be valid or enforceable,

•	additional proprietary HepDirect technology that is patentable may not be developed, or

•	the patents of others may have an adverse effect on our product candidates and programs.

Proprietary trade secrets and unpatented know-how are also very important to our product candidates and programs. Although we have taken steps to protect such trade secrets and unpatented know-how, including entering into proprietary information and inventions agreements with our employees and consultants and entering into confidentiality agreements with other third parties to whom we disclose our proprietary information, third parties may still obtain this information without our knowledge and consent. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect this information. Moreover, competitors may independently develop equivalent knowledge, methods and know-how.

A lawsuit infringing intellectual property rights of third parties would be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our product candidates and programs.

Our commercial success depends upon the ability to develop, manufacture, market and sell our product candidates and use our proprietary HepDirect technology without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which our product candidates and programs are being developed. Because patent applications can take many years to issue, there may be currently pending applications, unknown at present, which may later result in issued patents that our product candidates or proprietary HepDirect technology may infringe. We have not conducted a complete search of existing patents to identify existing patents that our product candidates or proprietary HepDirect technology may inadvertently infringe.

Future litigation may be initiated by the companies holding these patents or other third parties based on claims that our product candidates and/or proprietary HepDirect technology infringe their intellectual property rights. If one of these patents was found to cover our product candidates, proprietary HepDirect technology or their uses, it could result in the payment of damages and the inability to commercialize our product candidates or use our proprietary HepDirect technology without a license to the patent. In addition, while we are not currently subject to pending litigation nor are we aware of any threatened litigation, third parties may, in the ordinary course of business, bring certain patents to our attention. All such communications are evaluated on a case-by-case basis to assess whether such patents cover our product candidates or proprietary HepDirect technology and if so, whether to seek a license from such third parties. A license may not be available on acceptable terms, if at all.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that our product candidates or programs infringe on its technology, a number of issues may result, including:

•	infringement and other intellectual property claims, with or without merit, may be expensive and time-consuming to litigate,

•

substantial damages for infringement, including treble damages and attorneys’ fees, as well as damages for products developed using allegedly infringing drug discovery tools or methods, may be payable if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights,

•	a court may prohibit the sale or license of the product or use of the proprietary technology unless the third party licenses its technology, which it is not required to do,

•	if a license is available from the third party, it may involve substantial royalties, fees and/or cross licenses to the technology covering our product candidates and programs, and

•	our products or processes may need to be redesigned so they do not infringe, which may not be possible or may require substantial funds and time.

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

We may use hazardous materials, including chemicals, biological agents and radioactive isotopes and compounds that could be dangerous to human health and safety or the environment. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We may also incur significant costs complying with environmental laws and regulations adopted in the future.

Substantial liabilities may result from any product liability claims if our insurance coverage for those claims is inadequate.

There is an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and an even greater risk if our product candidates are sold commercially. An individual may bring a liability claim if one of our product candidates causes, or merely appears to have caused, an injury. If the product liability claim cannot be successfully defended, substantial liabilities may result. Regardless of merit or eventual outcome, liability claims may result in:

•	reputational injury,

•	withdrawal of clinical trial participants,

•	costs of related litigation,

•	substantial monetary awards to patients or other claimants,

•	loss of revenues, and

•	the inability to commercialize our product candidates.

We have product liability insurance that covers our clinical trials, up to an annual aggregate limit of $10 million. It may be difficult to maintain insurance coverage at a reasonable cost or to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

The use of biological and hazardous materials in a manner that causes injury may result in damages.

The research and development and manufacturing activities related to our product candidates and programs involve the use of biological and hazardous materials. The risk of accidental injury or contamination from the use, storage, handling or disposal of these materials cannot be entirely eliminated. In the event of contamination or injury, significant damages or fines could be imposed, including in an amount exceeding any available insurance coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1(3)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among Ligand Pharmaceuticals Incorporated, the Company, Moonstone Acquisition, Inc. and David F. Hale as Stockholders’ Representative.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

10.1	Amendment to Offer Letter and Severance Agreement between Tran B. Nguyen, M.B.A. and the Company dated October 12, 2009.

10.2(3)	Form of Roche Contingent Value Rights Agreement.

10.3(3)	Form of TR Beta Contingent Value Rights Agreement.

10.4(3)	Form of Glucagon Contingent Value Rights Agreement.

10.5(3)	Form of General Contingent Value Rights Agreement.

10.6(4)	Agreement for Termination of Lease dated July 21, 2009 between the Company and ARE-SD Region No. 24, LLC.

10.7(4)	Sellers/Listing Services Addendum dated July 14, 2009 between the Company and EquipNet, Inc.

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Acting Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(3)	Form of Voting Agreement, dated October 26, 2009, entered into with Ligand Pharmaceuticals Incorporated by officers, directors and certain significant stockholders of the Company.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-112437), originally filed on February 3, 2004.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2007.
(3)	Incorporated by reference to Ligand Pharmaceuticals Incorporated’s Current Report on Form 8-K filed on October 28, 2009.
(4)	Incorporated by reference to the Company’s Current Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2009	By:	/s/ Tran B. Nguyen
Tran B. Nguyen, M.B.A. Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)